Form 10QSB
period 2007-06-30
Gateway Certifications, Inc.
filed 2007-08-13
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2007

Commission File Number: 333-144228

GATEWAY CERTIFICATIONS, INC.

______________________________________________________

(Exact name of registrant as specified in its charter)

                                                                                Nevada                                                 20-5548974

_______________________     ____________________________________

(State of organization)                      (I.R.S. Employer Identification No.)

  250 West 57th Street

Suite 917

New York, New York 10107

________________________________________

(Address of principal executive offices)

(212) 586-6103

_________________________________________________

Registrant’s telephone number, including area code

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes [  ]No [x]

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 Par value

There are 8,317,000 shares of common stock outstanding as of June 30, 2007.

TABLE OF CONTENTS

_________________

PART I - FINANCIAL INFORMATION

ITEM 1.         INTERIM FINANCIAL STATEMENTS

ITEM 2          MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION

ITEM 3.         CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.

OTHER INFORMATION

ITEM 6.

EXHIBITS

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM  1.      INTERIM FINANCIAL STATEMENTS

GATEWAY CERTIFICATIONS, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)
June 30, 2007 and December 31, 2006

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$ 33,780	$ 3,390
Other receivable	-	835
Total current assets	33,780	4,225

Equipment, net of accumulated depreciation
of $320 and $128, respectively	1,575	1,767

Total assets	$ 35,355	$ 5,992

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Unearned revenue	$ -	$ 2,000
Income taxes payable	-	150
Other current liabilities	6,500	-
Total current liabilities	6,500	2,150

Stockholders' equity
Common stock $.001 par value, 50,000,000 shares
authorized, 8,317,000 and 7,950,000 shares issued
and outstanding, respectively	8,317	7,950
Additional paid in capital	36,333	-
Deficit accumulated during the development stage	(15,795)	(4,108)
Total stockholders' equity	28,855	3,842

Total liabilities and stockholders' equity	$ 35,355	$ 5,992

See notes to financials

GATEWAY CERTIFICATIONS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
Three and six months ended June 30, 2007 and for the period from
August 30, 2006 (inception) to June 30, 2007

	Three Months	Six Months	Cumulative From
	Ended	Ended	Inception to
June 30, 2007		June 30, 2007	June 30, 2007

Revenue	$ 1,523	$ 3,523	$ 3,523

General and administrative expenses
Organization costs	-	-	752
Depreciation expense	96	192	320
Outside services	-	-	1,200
Office expense	3,250	5,050	6,218
Professional fees	6,500	6,500	7,210
Franchise tax	546	546	696
Rent expenses	2,922	2,922	2,922
Total general and administrative expenses	13,314	15,210	19,318

Net loss	$ (11,791)	$(11,687)	$ (15,795)

Net loss per common shares outstanding	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	7,954,124	7,954,124	7,954,124

See notes to financials

GATEWAY CERTIFICATIONS, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
Six months ended June 30, 2007 and for the period from
August 30, 2006 (inception) to June 30, 2007

		Cumulative
		from Inception
	June 30,	to June 30,
	2 0 0 7	2 0 0 7
Cash flows from operating activities
Net loss	$(11,687)	$ (15,795)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation	192	320
Outside services in exchange for common stock	-	1,200
Decrease in other receivable	835	-
Increase/(decrease) in:
Unearned revenue	(2,000)	-
Income taxes payable	(150)	-
Other current liabilities	6,500	6,500
Net cash used in operating activities	(6,310)	(7,775)

Cash flows from financing activities
Proceeds from issuance of common stock	36,700	41,555

Net increase in cash	30,390	33,780

Cash, beginning of period	3,390	-

Cash, end of period	$ 33,780	$ 33,780

Supplemental disclosures of non-cash investing and financing activities
During the period ended December 31, 2006, equipment with a value of $1,895 was contributed to the Company in exchange for common stock. This contribution and related issuance of common stock has been excluded from the statements of cash flows presented.

See notes to financials

GATEWAY CERTIFICATIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2007

1.

Basis of Presentation

The accompanying unaudited interim financial statements of Gateway Certifications, Inc. and the information for Form 10-QSB have been prepared in accordance with the rules of the Securities and Exchange Commission, and do not include all of the information and note disclosures required by generally accepted accounting principles, and should be read in conjunction with the audited financial statements and notes thereto also contained in Gateway Certifications, Inc. registration statement on Form SB-2.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financials statements as reported on Form SB-2 have been omitted.

2.

Common Stock

During the three months ending March 31, 2007, Gateway Certifications, Inc. sold 367,000 shares of its common stock to several investors at $0.10 per share for total cash proceeds of $36,700.

3.

Related Party Transactions

In May, 2007, Kwajo Sarfoh, Secretary and Director paid the Company’s first month’s rent expense and does not wish to be reimbursed.  Miscellaneous income in the amount equal to the expense was recorded.

4.

Subsequent Events

On May 14, 2007, Gateway Certifications, Inc. appointed Pacific Stock Transfer Company to be the transfer agent of the securities of the Company.

On June 29, 2007, Gateway Certifications, Inc. filed a Registration Statement on Form SB-2 which proposed to register 867,000 shares of its common stock at $.001 par value. 500,000 shares represent common stock to be registered for sale by the Company.  367,000 shares represent common stock being offered for sale by selling shareholders.  Common stock to be outstanding after this offering is 8,817,000.  The Form SB-2 Registration Statement was declared effective by the United States Securities and Exchange Commission on July 16, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "believe," "anticipate," "expect," "estimate," “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks,"; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained in this report on Form 10-QSB, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis or Plan of Operation -- Risk Factors" identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

Overview and Plan of Operation

We are a Nevada corporation formed on August 30, 2006. In company with federal agencies and private organizations, Gateway Certifications, Inc.(the “Company”) recognizes the historical lack of access that women, minorities and other qualifying individuals have had to the resources needed to develop their small businesses. The Company was formed to provide certification services to women-owned, minority-owned and other qualified businesses  (collectively referred to as “Minority Businesses”) that seek Minority Business Enterprises certification (MBE), Women’s Business Enterprise certification (WBE), Disadvantaged Business Enterprise (DBE) certification, 8(a) and or SDB designation and various State, City and private sector certifications (collectively referred to as “Certifications Programs”).

Once successfully certified in one or more Certification Programs, the Company then assists Minority Businesses to leverage and utilize their certification status to procure and secure business relationships and available opportunities for the delivery or provision of their goods and/or services to public and private corporations, federal, state and local agencies. We connect Minority Businesses with opportunities based on their business, capacity, expertise and strategic goals.

Although federal, state, city and local government agencies and public and private corporations do not and can not guarantee any specific amount of business for each firm, once certified, Minority Businesses Owners achieve preferential access to bid for contracts for goods or services that are related to their respective business concerns.

To date, we have had a limited operating history.  Our principal executive offices are located at 250 West 57th Street, Suite 917, New York, NY 10107, and our telephone number is (212) 586-6103. Our website address is www.gcertifications.com.

For further information on our plan of operation and business, see the Description of Business section in out Form SB-2 Registration Statement.

Results of Operations for Fiscal Quarter Ended June 30, 2007

During the second fiscal quarter of 2007, we had revenues of $1,523 and incurred a net loss of $(11,791).  The Company was not in operation during the comparable period for the prior fiscal year. General and administrative expenses in the second quarter of 2007 related to accounting and legal fees, miscellaneous filing fees and expenses, transfer agent fees, rent and related office expense and other miscellaneous expenses.

Results of Operations for the Six Months Ended June 30, 2007

During the six months ended June 30, 2007, we had revenues of $3,523 and incurred a net loss of $(11,687).  The Company was not in operation during the comparable period for the prior fiscal year. General and administrative expenses during the six months ended June 30, 2007 related to accounting and legal fees, miscellaneous filing fees and expenses, transfer agent fees, rent and related office expense and other miscellaneous expenses.

Liquidity and Capital Resources

We had $33,780 cash on hand at the end of the second quarter of 2007 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, we have accumulated a deficit of $15,795. As of June 30, 2007 we had total liabilities of $6,500.

We have no specific commitments for any future capital expenditures.  However, we will continue to incur normal operating expenses and routine fees and expenses incident to our reporting duties as a public company.. Our cash requirements for the next twelve months are relatively modest, principally rent and other office expense and accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $40,000 in the fiscal year ending December 31, 2007.

We will only be able to pay our future debts and meet operating expenses by conducting profitable operations or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than successful and profitable operations.  Management and the shareholders are not obligated to provide any further funding. Any of our shareholders and management members who advance money to us to cover operating expenses will expect to be reimbursed. We have no intention of borrowing money to reimburse or pay salaries to any of our officers, directors or shareholders or their affiliates. Other than as presented in our registration statement on Form SB-2, there currently are no plans to sell additional securities to raise capital, although sales of securities may be necessary to obtain needed funds.

Should the Company lack available funding, severe consequences could occur, including among others:

•

failure to make timely filings with the SEC as required by the Exchange Act, which also probably would result in suspension of trading or quotation in our stock and could result in fines and penalties to us under the Exchange Act;

•	curtailing or eliminating our ability to continue operations; or

•	inability to pay legal and accounting fees and other operating expenses.

Going Concern

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2006, relative to our ability to continue as a going concern.  While we had positive working capital of $2,075 as of December 31, 2006, we had an accumulated deficit of $4,108 incurred  through  December 31, 2006 and recorded a loss of $4,108 for the fiscal year ended December 31, 2006.  Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. As such we may have to cease operations and investors could lose their entire investment.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Risk Factors That May Affect Future Operating Results

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. You should also refer to the other information about us contained in this Form 10-QSB and in the Company’s registration statement on Form SB-2, including our financial statements and related notes.

RISK FACTORS

Investment in our securities involves a high degree of risk. You should consider the following discussion of risks as well as other information in this prospectus before investing in our common stock. The risks and uncertainties described below, while inclusive of all risks we believe to be material at this time, may not be the only ones. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations in the future. If any of the following risks actually occur, our business could be harmed. In such case, the value of our common stock could decline, and you may lose all or part of your investment.

We need to raise additional capital to implement our business strategy and such capital raising may be difficult or costly to obtain and could dilute current stockholders’ ownership interests.

We are seeking to raise $100,000 at $.20 per share in an offering on a best efforts basis to implement our business plan and meet our capital needs.  At this time, we have not secured or identified any additional financing.  We do not have any firm commitments or other identified sources of additional capital from third parties or from our officers or directors or from other shareholders.  There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us.  Any additional financing will involve dilution to our existing shareholders.  If we do not obtain additional capital on terms satisfactory to us, or at all, it may cause us to delay, curtail, scale back or forgo some or all of our business operations.

Uncertainty exists as to whether our Company will have adequate capital to execute the plan of business operations over the next 12 months thereby making an investment in our Company speculative.

We require additional capital to market, brand and provide our certification and supplier diversity consulting (SDC) services until sufficient revenues can be generated for us to be self-sustaining. Our management projects that it will require at a minimum an additional $15,000.00 over the next 12 months to allocate towards the marketing and advertising of our services.  In the event that we are unable to raise a minimum of $15,000 through this offering or generate revenues in this amount and before all of the funds now held by us and obtained by us are expended, an investment made in our Company may become worthless.

We are a development stage company and have a limited operating history; therefore there is no historical basis to judge whether our business can be successful.

Because we our in our development stage and have only recently begun to market and provide our services, it is difficult to predict when we will produce an operating profit. Since our incorporation on August 30, 2006, we have been engaged in development stage activities, including  but not limited to, developing a business plan and marketing strategy, building our corporate website, hiring our first full-time employee to serve as the Company’s chief executive officer, president, principal accounting and financial officer, entering into an eleven month sublease for our executive office space,  engaging and servicing the Company’s first client for certification services, generating our target list of clients and sales cycle for the next twelve months of operations and attending certification seminars and similar conferences held in New York City. Since our incorporation, we have generated only approximately $2,000 in sales revenues for our certification services. There is no guarantee that we will be successful in our business plans. We face all the risks inherent in a relatively new business and there can be no assurance that our activities will be successful and/or result in any substantial revenues. Therefore, prospective investors do not have a historical basis from which to evaluate our performance.

We have been subject to a going concern opinion from our independent auditors.

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2006, relative to our ability to continue as a going concern.  While we had positive working capital of $2,075 as of December 31, 2006, we had an accumulated deficit of $4,108 incurred  through  December 31, 2006 and recorded a loss of $4,108 for the fiscal year ended December 31, 2006.  Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.   The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. As such we may have to cease operations and investors could lose their entire investment.

Management may have underestimated the size of the market for its services, which may negatively impact future service revenues and profits.

At the present time, the Company has only evaluated the marketability of its services based upon management's perception of United States Census Bureau data in relation to the estimated market of women and minority owned companies eligible to become certified.  Once the Company obtains a minimum of $15,000 either through an offering, through revenues, or third party financing, if available, we will immediately commence direct and targeted marketing of our services, other than on our website at www.gcertifications.com. Our Company’s website has just been launched and it is too premature to anticipate how the website will, if at all, aid the Company in realizing revenue.  In the event direct and targeted marketing efforts reveal that our services are not marketable or needed in the marketplace, our Company will not have a potential source of income and it will be necessary for our Company to seek another means of obtaining revenue or the business will fail.

If we were to lose the services of Mr. Williams or Mr. Sarfoh we may not be able to execute our business strategy.

Our future success depends in large part upon the continued service of our CEO, President, Chief Financial Officer, Principal Financial and Accounting Officer and Director, Lawrence Williams, Jr. and upon the continued service of our Secretary and Director, Kwajo Sarfoh.  We have not entered into an employment agreement with Mr. Sarfoh, and, as a result, Mr. Sarfoh could become unwilling or unable to continue to serve us.  The loss of Mr. Sarfoh could seriously harm our business and require us to seek replacements who may have less experience or who may not understand our business as well, or we may not be able to find a suitable replacement.

Our executive officers and majority stockholders may significantly influence matters to be voted on and their interests may differ from, or be adverse to, the interests of our other stockholders.

The Company’s executive officers and directors, consisting of Mr. Williams and Mr. Sarfoh, currently control approximately 67.2 % of our outstanding common stock prior to this Offering.  Assuming the sale of 500,000 shares of our common stock, the Company’s executive officers will control approximately 63.4% of the Company’s outstanding common stock.  Accordingly, the Company’s executive officers possess significant influence over the Company on matters submitted to the stockholders for approval. This amount of control by our executive officers gives them substantial ability to determine the future of our Company, and as such, they may elect to close the business, change the business plan or make any number of other major business decisions without the approval of shareholders. The interest of our majority stockholders may differ from the interests of our other stockholders and could therefore result in corporate decisions that are adverse to other stockholders.

We rely on highly skilled personnel and, if we are unable to attract, hire and retain qualified personnel we may not be able to grow our business.

Because of the technical nature of our certification services and the market in which we compete, our performance is largely dependent on the talents and efforts of highly skilled individuals that are able to understand and effectively interpret and apply the myriad of rules and regulations surrounding private and public sector certification requirements and processes for the various Certification Programs. Our future growth and success depends on our ability to identify, hire, develop, motivate and retain highly skilled personnel that can efficiently guide a client applicant through the certification processes. Our ability to compete effectively will depend on our ability to obtain and attract employees.  If we do not succeed in obtaining and attracting qualified personnel, we may be unable to grow effectively. In addition, qualified personnel will generally require training at the outset, which requires significant resources and management attention. Even if we invest significant resources to recruit, train and retain qualified personnel, we may not be successful in our efforts.

Because our present officers and directors have only limited experience in providing certification and SDC services, we may need to attract, hire and retain personnel with certification experience in order to be competitive.

Although our officers have attended several seminars, conferences and trainings related to certifying companies, our officers have limited experience in certifying and providing SDC services to qualified Minority Businesses. Only Mr. Sarfoh, our Secretary and a Director has been directly involved in successfully certifying a minority-owned company. Accordingly, neither Mr. Williams nor Mr. Sarfoh has had any significant experience in providing certification or SDC services. If we do not generate revenues we will not be able to hire an individual with certification experience until such time, if any, as we generate profits. Accordingly, there can be no assurance that we will be able to hire any experienced personnel.  If we are unable to attract and retain qualified personnel with certification experience we may be at a competitive disadvantage.

We cannot assure you that we will be able to achieve or manage growth.  If we are unable to achieve or manage our growth, our business could be adversely affected.

We could experience growth over a short period of time, which could put a significant strain on our managerial, operational and financial resources.  We must implement and constantly improve our operational and certification processes and hire, train and manage qualified personnel to manage such growth. We have limited resources and may be unable to manage our growth. Our business strategy is based on the assumption that our customer base, geographic coverage and service offerings will increase. If this occurs it will place a significant strain on our managerial, operational, and financial resources.  Our development has placed, and will continue to place a strain on our managerial, operational, and financial resources.  Due to fact that we are in our developmental stage, we are unable to assess our ability to manage the growth of our business. If we fail to develop and maintain our services and processes as we experience our anticipated growth, demand for our services and our revenues could decrease.

The Company’s dependence on limited service offerings could have a material adverse effect on the Company's business, results of operations and financial condition.

We plan to derive substantially all of our revenues from providing certification services to women, minority and other qualified small businesses in the Certification programs and by providing supplier diversity consulting services whereby we will locate and provide successfully certified companies with available contract opportunities offered by the various government and private sector certification programs.  We expect that these services will account for all of our revenues for the foreseeable future. A decline in demand for these services as a result of competition, a change in government regulations, and a change in public policy concerning certification programs or any other reason would have a material adverse effect on our business, results of operations and financial condition.

We have not begun to implement an advertising or marketing program and if we fail to attract customers to use our services, we will not be able to generate revenues which could significantly affect our business, financial condition and results of operations.

We plan to market and advertise our services directly to senior executives of women, minority and other qualified small businesses. In the next twelve months of operations, the Company’s primary marketing efforts will center on creating an online presence through its website, search engine optimization, direct mailings targeted to minority owned businesses.  We estimate that advertisements in local and national women and minority oriented newspapers, industry trade journals and magazines will not occur during this initial period. We believe that building awareness of our certification service offerings is critical to generating our client base. Even if we are able to implement our complete advertising and marketing plan in the next twelve months, we cannot assure you that we will be successful in obtaining customers.  If we fail to attract customers to use our services, we will be unable to generate revenues, which could significantly affect our business, financial condition and results of operations.

If we do not successfully establish and maintain our company as a highly trusted and respected name for women and minority owned business certification and supplier diversity consulting services, we could sustain loss of revenues, which could significantly affect our business, financial condition and results of operations.

In order to attract, obtain and retain clients and business, we must establish, maintain and strengthen our name and the services we provide. In order to be successful in establishing our reputation, clients must perceive us as a trusted source for quality services that positively impacts their growth initiatives and bottom line. If we are unable to attract and retain clients, we may not be able to successfully establish our name and reputation, which could significantly affect our business, financial condition and results of operations.

If we fail to perform effectively on project engagements, our reputation, and therefore our business could be harmed.

We believe that many of our engagements will come from existing clients or referrals from existing clients. Therefore, our growth is dependent on our reputation and on client satisfaction. The failure to perform services that meet a client's expectations may damage our reputation and harm our ability to attract new business. Damage to our reputation arising from client dissatisfaction could significantly affect our business, financial condition and results of operations.

If we fail to develop long-term relationships with clients, our success would be jeopardized.

We anticipate that a majority of our business will be derived from repeat clients for our SDC services. Our future success depends to a significant extent on our ability to develop long-term relationships with successfully certified women, minority and other qualified businesses that will provide new and repeat business. Our inability to build long-term client relations or our inability to locate and provide certified companies with available contract opportunities for new or existing clients could result in a loss of future business which would harm our financial condition and results of operations.

We have a limited number of clients and we are therefore subject to risks associated by having a substantial concentration of business with certain individual clients.

Until the Company develops a client base comprising a diversity of clients and is not dependent on individual or a small number of clients for the substantial part of its business, the Company is subject to the risk that the loss of any individual client or group of clients will materially affect the ability of the business to develop sufficient cash flow to fund its operating expenses.  In that event, the Company may be forced to cease or substantially cut back its marketing and operations and investors may lose their entire investment or they may be substantially diluted by the need to access additional capital.

We face unpredictable marketing and engagement cycles in the delivery of our certification and SDC services which could affect our ability to deliver services on a timely basis or within anticipated budgets.

The Company plans to offer a majority of its services primarily through ongoing client relationships. There can be no assurance that the significant non-billable time and resources invested in building client relationships will result in new or additional contracts from existing clients. As part of building such relationships, it is estimated that the Company's executive officers will typically expend substantial time and resources identifying strategic or business issues and objectives, gathering information, preparing engagement proposals and negotiating contracts. Any failure by the Company to procure an engagement after expending significant non-billable time and resources on marketing efforts could have a material adverse effect on the Company's results as well as its business, financial condition and results of operations.

The length of time required to complete a client’s certification application may depend on many factors outside the control of the Company, including the state of the clients' company records, changes or the anticipation of changes in the regulatory environment affecting statutes, regulations and procedures governing certification associations, agencies and private sector organizations in general, budgetary constraints and the client's ability to commit the personnel and other resources necessary to complete elements of the certification process for which the client is responsible. The failure of the Company to deliver its services on a timely basis or within anticipated budgets could have a material adverse effect on the Company's business, financial condition and results of operations.

Our profitability could suffer if we are not able to maintain favorable pricing rates.

Our profit margin, and therefore our profitability, is dependent on the rates we are able to recover for our services. If we are not able to maintain favorable pricing for our services, our profit margin and our profitability could suffer. The rates we are able to recover for our services are affected by a number of factors, including:

•	our clients’ perceptions of our ability to add value through our services;
•	competition;
•	our competitors’ pricing policies;
•	our ability to accurately estimate, attain and sustain contract revenues, margins and cash flows over increasingly longer contract periods; and
•	general economic and political conditions.

If our pricing structures do not accurately anticipate the cost and complexity of performing our work, then our contracts could be unprofitable.

We will negotiate pricing terms with our clients utilizing a range of pricing structures and conditions. Depending on the particular contract, these include fixed-price pricing, percentage of contract pricing and contracts with features of both of these pricing models. If we do not accurately estimate the costs and timing for completing projects, our contracts could prove unprofitable for us or yield lower profit margins than anticipated. There is a risk that we will under price our contracts or fail to accurately estimate the costs of performing the work. In particular, any increased or unexpected costs, delays or failures to achieve anticipated cost savings in connection with the performance of this work, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margin.

Many of our contracts utilize performance pricing that links some of our fees to the attainment of various performance or business targets. This could increase the variability of our revenues and margins.

We estimate that a majority of our contracts will include incentives related to benefits produced as a result of certification. These contracts will provide that payment of all or a portion of our fees is contingent upon our clients meeting revenue-enhancement or other contractually defined goals that are dependent in some measure on our clients’ actual levels of business activity. These provisions could increase the variability in revenues and margins earned on those contracts.

Demand for our services is dependent on several factors, many of which are outside of our control and could cause us to experience fluctuations in our financial results.

We believe that demand for our services is dependent upon several factors, most notably the following:

•

growth in women, minority and other qualified businesses;

•

growth in supplier diversity programs;

•

corporate outsourcing;

•

government outsourcing;

•

diversity purchasing;

•

the timing and customer acceptance;

•

service enhancements;

•

our promotions and those of our competitors;

•

service complaints; and

•

overall changes in economic conditions.

Many of these factors are outside of our control.  These factors, either individually or in the aggregate, may have a materially adverse affect on the demand for our services which could significantly affect our business, financial condition and results of operations.

The timing of sales could significantly affect our results of operations. Our operating expenses are not based on any anticipated revenue levels in the short term, and are expected to increase in the short term, particularly due to our efforts to become a publicly traded company in the U.S.  As a result, our financial results could be materially adversely affected. Financial results in the future may be influenced by the factors (discussed above) which effect the demand for our services. Accordingly, there may be significant variations in our financial results.

We face competition in the provision of certification and SDC services that could adversely affect our revenues. These competitive pressures could reduce the volume of sales and significantly harm our business, results of operations and financial condition.

Providing professional certification and SDC services to Minority Businesses is a highly competitive business.  The market for professional certification services to Minority Businesses is intensely competitive, highly fragmented and subject to rapid change.

Our Company’s certification and SDC services competes with (i) law firms, (ii) independent firms which offer one or more of the services offered by the Company, (iii) smaller firms that have created a specialized niche in the marketplace, (iv) start-up companies entering the market and (v) federal and state government agencies and associations which offer one or more of the services offered by the Company.  Many of the Company’s competitors are larger and have greater financial resources. Many of these companies have a national presence and may have greater personnel, financial, technical and marketing resources.

We also believe our ability to compete depends on a number of factors outside of our control, including:

•

the prices at which others offer competitive services, including aggressive price competition and discounting on individual engagements;

•

the ability of our competitors to undertake more extensive marketing campaigns than we can;

•

the extent, if any, to which our competitors develop proprietary tools that improve their ability to compete with us;

•

the ability of qualified companies to perform the services themselves; and

•

the extent of our competitors' responsiveness to customer needs.

In order to be competitive, we must have the ability to respond promptly and efficiently to the ever-changing marketplace.  We must establish our name as a reliable and constant source for professional certification and SDC services. Any significant increase in competitors or competitors with better, more efficient services could make it more difficult for us to gain market share or generate revenues.   We may not be able to compete effectively on these or other factors.

We will incur increased costs as a result of becoming a public company.

We have plans to become a publicly traded company in the U.S. As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and the National Association of Securities Dealers (the “NASD”). We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, if we can obtain such insurance at all.  We may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar liability coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

ITEM 3. CONTROLS AND PROCEDURES

Within 90 days of the filing of this Form 10−QSB, an evaluation was carried out by Lawrence Williams, Jr., our President, CEO, CFO and Treasurer, of the effectiveness of our disclosure controls and procedures ~~..~~  , as of the end of the period covered by this report on Form 10-QSB.  Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported , within the time period specified in the Securities and Exchange Commission's rules and forms , and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, Mr. Williams concluded that as of June 30, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal year covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Except as may have previously been disclosed on our registration statement on Form SB-2, a current report on Form 8-K or a quarterly report on Form 10-QSB, we have not sold any of our securities in a private placement transaction or otherwise during the past three years.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote or for the written consent of security shareholders, through the solicitation of proxies or otherwise, during the second fiscal quarter of 2007, and no meeting of shareholders was held.

ITEM 5. OTHER INFORMATION

On June 29, 2007, Gateway Certifications, Inc. filed a Registration Statement on Form SB-2 which proposed to register 867,000 shares of its common stock at $.001 par value. 500,000 shares represent common stock to be registered for sale by the Company.  367,000 shares represent common stock being offered for sale by selling shareholders.  Common stock to be outstanding after this offering is 8,817,000.  The Form SB-2 Registration Statement was declared effective by the United States Securities and Exchange Commission on July 16, 2007.

ITEM 6. EXHIBITS

Exhibit No.	Description

31	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

GATEWAY CERTIFICATIONS, INC.

Date: August 8, 2007	By:	/s/ Lawrence Williams, Jr.
Lawrence Williams, Jr.
Director, CEO, President and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31

CERTIFICATION

I, Lawrence Williams, Jr., certify that:

I have reviewed this quarterly report on Form 10-QSB of GATEWAY CERTIFICATIONS, INC.;

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 8, 2007

/s/ Lawrence Williams, Jr.

_____________________

Lawrence Williams, Jr.

Chief Executive Officer and Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Lawrence Williams, Jr., the Chief Executive Officer, Chairman of the Board of Directors and Treasurer of GATEWAY CERTIFICATIONS, INC. (the “Company”), DOES HEREBY CERTIFY that:

1.  The Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 (the “Report”), fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

2.  Information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

IN WITNESS WHEREOF, each of the undersigned has executed this statement this 8th day of August, 2007.

/s/ Lawrence Williams, Jr.

______________________________

Lawrence Williams, Jr.

Chief Executive Officer and Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to GATEWAY CERTIFICATIONS, INC. and will be retained by GATEWAY CERTIFICATIONS, INC. and furnished to the Securities and Exchange Commission or its staff upon request.