Form 10QSB
period 2007-09-30
Gateway Certifications, Inc.
filed 2007-11-14
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐No☒

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 Par value

There are 8,343,000 shares of common stock outstanding as of November 14, 2007.

TABLE OF CONTENTS

_________________

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ITEM 2.

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

GATEWAY CERTIFICATIONS, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

September 30, 2007 and December 31, 2006

	September 30,
	2007	December 31,
	(Unaudited)	2 0 0 6
ASSETS

Current assets
Cash	$ 19,066	$ 3,390
Other receivable	-	835
Total current assets	19,066	4,225

Equipment, net of accumulated depreciation
of $416 and $128, respectively	1,479	1,767

Total assets	$ 20,545	$ 5,992

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Unearned revenue	$ -	$ 2,000
Income taxes payable	-	150
Other current liabilities	1,195	-
Total current liabilities	1,195	2,150

Stockholders' equity
Common stock $.001 par value, 50,000,000 shares
authorized, 8,317,000 and 7,950,000 shares issued
and outstanding, respectively	8,317	7,950
Additional paid in capital	36,333	-
Deficit accumulated during the development stage	(25,300)	(4,108)
Total stockholders' equity	19,350	3,842

Total liabilities and stockholders' equity	$ 20,545	$ 5,992

See notes to financials

GATEWAY CERTIFICATIONS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

Three and nine months ended September 30, 2007 and 2006 and for the period from

August 30, 2006 (inception) to September 30, 2007

		Three Months		Nine Months			Cumulative From
		Ended			Ended		Inception to
	September 30,			September 30,			September 30,
	2007		2006	2007		2006	2007

Revenue	$ -		$ -	$ 3,523		$ -	$ 3,523

General and administrative expenses
Organization costs	-		752	-		752	752
Depreciation expense	96		32	288		32	416
Outside services	-		-	-		-	1,200
Office expense	4,453		-	9,503		-	10,671
Professional fees	1,000		-	7,500		-	8,210
Franchise tax	-		-	546		-	696
Rent expenses	3,956		-	6,878		-	6,878
Total general and administrative expenses	9,505		784	24,715		784	28,823

Net loss	$ (9,505)		$ (784)	$ (21,192)		$ (784)	$ (25,300)

Net loss per common shares outstanding	$ (0.00)		$ (0.00)	$ (0.00)		$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	8,317,000		4,518,480	8,197,355		4,518,480	7,680,117

See notes to financials

GATEWAY CERTIFICATIONS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine months ended September 30, 2007 and 2006 and for the period from

  August 30, 2006 (inception) to September 30, 2007

	Nine Months			Cumulative From
		Ended		Inception to
	September 30,			September 30,
Cash flows from operating activities	2007		2006	2007
Net loss	$ (21,192)		$ (784)	$ (25,300)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation	288		32	416
Outside services in exchange for common stock	-		-	1,200
Decrease in other receivable	835		-	-
Increase/(decrease) in:
Unearned revenue	(2,000)		-	-
Income taxes payable	(150)		-	-
Other current liabilities	1,195		-	1,195
Net cash used in operating activities	(21,024)		(752)	(22,489)

Cash flows from financing activities
Proceeds from issuance of common stock	36,700		2,623	41,555

Net increase in cash	15,676		1,871	19,066

Cash, beginning of period	3,390		-	-

Cash, end of period	$ 19,066		$ 1,871	$ 19,066

Supplemental disclosure of non-cash investing and financing activities
During the period ended December 31, 2006, equipment with a value of $1,895 was contributed to the Company in exchange for common stock. This contribution and related issuance of common stock has been excluded from the condensed statements of cash flows presented.

See notes to financials

GATEWAY CERTIFICATIONS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2007

1.

Basis of Presentation

The accompanying unaudited interim condensed financial statements of Gateway Certifications, Inc. and the information for Form 10-QSB have been prepared in accordance with the rules of the Securities and Exchange Commission, and do not include all of the information and note disclosures required by generally accepted accounting principles, and should be read in conjunction with the audited financial statements and notes thereto also contained in Gateway Certifications, Inc. Form SB-2.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financials statements as reported in Form SB-2 have been omitted.

2.

Common Stock

On May 14, 2007, Gateway Certifications, Inc. appointed Pacific Stock Transfer Company to be the transfer agent of the securities of the Company.

On June 29, 2007, Gateway Certifications, Inc. filed a Registration Statement on Form SB-2 which proposed to register 867,000 shares of its common stock at $.001 par value. 500,000 shares represent common stock to be registered for sale by the Company.  367,000 shares represent common stock being offered for sale by selling shareholders.  The Form SB-2 Registration Statement was declared effective by the United States Securities and Exchange Commission on July 16, 2007.  No sales of stock took place during the period April 1, 2007 through September 30, 2007.

3.

Related Party Transactions

In May 2007, Kwajo Sarfoh, Secretary and Director paid the Company’s first month’s rent expense and does not wish to be reimbursed.  Miscellaneous income in the amount equal to the expense was recorded.

4.

Subsequent Events

In October 2007, Gateway Certifications, Inc. sold 11,000 shares of its common stock to several investors at $0.20 per share for total cash proceeds of $2,200. In November 2007, Gateway Certifications, Inc. sold 15,000 shares of its common stock to several investors at $0.20 per share for total cash proceeds of $3,000.

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

Overview and Plan of Operation

In company with federal agencies and private organizations, Gateway Certifications, Inc. (“Gateway” or the “Company”) recognizes the historical lack of access that women, minorities and other qualifying individuals have had to the resources needed to develop their small businesses.

How we generate revenue

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

Although federal, state, city and local government agencies and public and private corporations do not and can not guarantee any specific amount of business a Minority Certified Business, once certified, Minority Businesses achieve preferential access to bid for contracts for goods or services that are related to their respective business concerns.

A brief history and recent developments

Gateway Certifications, Inc. was incorporated on August 30, 2006 and became a reporting public company in July 2007. We are headquartered in New York City. Our principal executive offices are located at 250 West 57th Street, Suite 917, New York, NY 10107, and our telephone number is (212) 586-6103. Our website address is www.gcertifications.com.

As we make progress in building our business, we will provide brief overviews of some of the recent accomplishments that we deem important to our future growth. Here are some of the milestones achieved in or near Q3, 2007:

1.

Search Engine Optimization:

On August 10, 2007 (the “Effective Date”), in an effort to move its website URL to the top of the search results for ‘minority and women certification’ by manual submission to the top major search engines, such as Yahoo, Google, MSN, Altavista, and AOL, and to transform its website into a source of business development in the Company’s niche market, Gateway entered into a one year agreement with Idearc Media Corp. (“Publisher”) for online search engine optimization to promote and drive traffic to Gateway’s online website at www.gcertifications.com. Through Superpages.com®, which averages 2.8 billion network searches per year, Publisher offers an Internet Yellow Pages, offering Gateway a distribution network, targeted advertising solutions and online traffic to reach and promote our minority and women business certification and supplier diversity consulting services with qualified customers. The terms of the Idearc agreement were disclosed on Form 8-K filed with the SEC on September 17, 2007.

2.

Certification and Supplier Diversity Consulting Contracts:

Gateway has recently executed four (4) contracts for its Certification and Supplier Diversity Consulting services (“SDC”).

The first of such contracts was entered into on November 9, 2007 with Blink Graphics, Inc. (“BG”), a minority woman owned graphical arts company, to provide certification services, namely to certify BG as women minority owned business (MWBE) in the state of Georgia and the federal SBA 8(a) program, and for SDC services.  Pursuant to the terms of the contract, Gateway will receive $1,500 for certifying BG in the above mentioned certification programs. In addition, for its SDC services, Gateway will receive between 5%-7.5% of the total gross revenues that it is directly responsible for securing on E&M’s behalf over the next twenty-four (24) month period; applicable percentages will be agreed to by addendum per project.

On October 25, 2007 Gateway entered into a contract with E & M Restoration & General Contracting, Inc. (“E&M”), a minority-owned masonry business. Pursuant to the terms of the contract, Gateway will receive $3,500 for certifying E&M with: (1) The New York City School Construction Authority (SCA) as a Minority Business Enterprise (MBE); (2) The Empire State Development as a Minority Owned Business Enterprise (MBE); and (3) the SBA 8(a).  In addition, for its SDC services, Gateway will receive between 5%-7.5% of the total gross revenues that it is directly responsible for securing on E&M’s behalf over the next twenty-four (24) month period; applicable percentages will be agreed to by addendum per project.  In addition to preparing the submission of the above mentioned certification applications, Gateway is in the process of compiling a sales and marketing portfolio for E&M, which will used to apply for New York City based masonry project opportunities for E&M within the public and private sector.

The third of such contracts was entered into on October 17, 2007 with Fervent Electrical Corp (“Fervent”), a minority-owned electrical contracting business. Pursuant to the terms of the contract, Gateway will receive 5% of the total gross revenues contracted for at or under $500,000 that it is directly responsible for securing on Fervent’s behalf over the next twelve (12) month period; applicable percentages will be agreed to by addendum for amounts over $500,000. Fervent is presently certified by and with: (1) The New York City School Construction Authority (SCA) as a Minority Business Enterprise (MBE); (2) the State of New York Metropolitan Authority as a Disadvantaged Business Enterprise (DBE); (3) the New York City Department of Small Business Services, Division of Economic and Financial Opportunity, as a Minority Owned Business Enterprise (MBE); (4) The Empire State Development as a Minority Owned Business Enterprise (MBE); and (5) The  Port Authority of NY and NJ, Office of Business and Job Opportunity, as a Minority Owned Business (MBE). Gateway is in the process of compiling a sales and marketing portfolio for Fervent and in tandem is actively seeking New York City based electrical contracting project opportunities for Fervent within the public and private sector.

The fourth contract was entered into on October 15, 2007 with S.R.Y Design Associates, Inc. (“SRY”) a minority-owned, architectural design business. Pursuant to the terms of this contract, Gateway will receive 7.5% of the total gross revenues that it is directly responsible for securing on SRY’s behalf over the next twenty-four (24) month period. SRY is currently certified by and with the New York City Department of Small Business Services, Division of Economic and Financial Opportunity, as a Minority Owned Business Enterprise (MBE). Gateway is in the process of compiling a sales and marketing portfolio for SRY and in tandem is actively seeking New York City based architectural design project opportunities for SRY within the public and private sector.

3.

Conferences & Seminars

To generate market awareness, build prospective sales channels and to gain access and develop relationships with qualified minority and women owned companies, the Company has attended the following conferences: (1) the Economic Development & Section 3 Conference held on September 13, 2007; (2) The Competitive Edge Conference held on September 18, 2007; (3) The Competitive Edge Conference held on September 19, 2007; (4) the Hispanic Professional Networking Group held on September 20, 2007; (5) the M/WBEs Awards Reception  held on September 24, 2007; (6) the Wealth Management Briefing held on October 10, 2007; and (7) the 5th Annual Woman’s Business Conference held by the National Minority Business Council on October 19, 2007.

The Company believes that these conferences, particularly one of the workshops held at the 5th Annual Woman’s Business Conference entitled “How to Acquire NYS and NYC Certification and ACCESS Government Procurement Opportunities,” are instrumental with respect to the Company’s provision of SDC services. Further, in addition to building prospective sales channels and developing relationships with qualified minority and women owned companies, each of these conferences has allowed management to develop relationships with Corporate Supplier Diversity personnel within private sector corporations as well as public sector agencies.

4.

Memberships

On September 27, 2007, Gateway became a member of the Hispanic Professional Networking Group (“HPNG”). HPNG provides opportunities for Hispanic professionals to grow their networks and develop their careers. HPNG hosts networking events and offers professional and personal development workshops that address Latino-specific issues. As a member of HPNG, Gateway is actively looking to certify current members of HPNG as minority or woman-owned businesses and to provide marketing and SDC contract procurement services.

For further information on our plan of operation and business, see the Description of Business section in our Form SB-2 Registration Statement.

Results of Operations for the Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

During the three months ended September 2007 and 2006, we had no revenues.

Our operating expenses increased $8,721, to $9,505 for the three months ended September 30, 2007, as compared to operating expenses of $784 for the three months ended September 30, 2006. Our operating expenses for the three months ended September 30, 2007 included depreciation expenses of  $96 compared to $32 for the period ended September 30, 2006; office expenses of $4,453 compared to $0 for the period ended September 30, 2006; professional fees of $1,000 compare to $0 for the period ended September 30, 2006; rent expenses of $3,956 compared to $0 for the period ended September 30, 2006; and organizational costs of $0 compared to $752 for the period ended September 30, 2006. The primary reason for the increase in general and administrative expense was due to general office expenses, rent expenses associated with our executive office space. The increase in general and administrative expenses also included the addition of advertising and marketing expenses associated with search engine optimization agreement entered into with Idearc Media Corp.

Results of Operations for the Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

During the nine months ended September 30, 2007, we had revenues of $3,523, which was an increase of $3,523 from our revenue for the nine months ended September 30, 2006, which was $0 as the Company was not in operation during the comparable period for the prior year.

Our operating expenses increased $20,408, to $21,192 for the nine months ended September 30, 2007, as compared to operating expenses of $784 for the period ended September 30, 2006. Our operating expenses for the nine months ended September 30, 2007 included depreciation expenses of  $288 compared to $32 for the period ended September 30, 2006; office expenses of $9,503 compared to $0 for the period ended September 30, 2006; professional fees of $7,500 compare to $0 for the period ended September 30, 2006; franchise taxes of $546 compared to $0 for the period ended September 30, 2006; rent expenses of $6,878 compared to $0 for the period ended September 30, 2006; and organizational costs of $0 compared to $752 for the period ended September 30, 2006. The primary reason for the increase in general and administrative expense was due to costs incurred in connection with the public offering of our common stock, general office expenses and rent expenses associated with our executive office space. The increase in general and administrative expenses also included the addition of advertising and marketing expenses associated with search engine optimization agreement entered into with Idearc Media Corp.

Liquidity and Capital Resources

We had total assets of $20,545 as of September 30, 2007. This consisted of total current assets of $19,066 consisting of cash. Other assets included property and equipment of $1,479 net of $416 of accumulated depreciation. Based on the amount of cash on our balance sheet and our anticipated revenues, we believe that we have sufficient funds to operate as a going concern beyond the next quarter without further financing.

We had total liabilities of $1,195 as of September 30, 2007, which consisted solely of current liabilities.

We had an accumulated deficit of $25,300 as of September 30, 2007.

We had net cash used in operating activities of ($21,024) for the nine months ended September 30, 2007, which consisted of net loss of ($21,192), depreciation of $288, decrease in other receivables of $835, decrease in unearned revenue of $2,000, income taxes payable of $150, and an increase in other current liabilities of $1,195.

We had $36,700 in net cash provided by financing activities for the nine months ended September 30, 2007, which consisted solely of proceeds from sale of common stock.

We have no specific commitments for any future capital expenditures.  However, we will continue to incur normal operating expenses and routine fees and expenses incident to our reporting duties as a public company. Our cash requirements for the next twelve months are relatively modest, principally rent and other office expense and accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act").

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

We are a development stage company.

Because we our in our development stage it is difficult to predict when we will produce an operating profit. Since our incorporation on August 30, 2006, we have been engaged in executing our business plan and marketing strategy, building our corporate website, hiring our first full-time employee to serve as the Company’s chief executive officer, president, principal accounting and financial officer, entering into a sublease for our executive office space,  engaging and servicing the Company’s clients for certification and SDC services, generating our target list of clients and sales cycle for the next twelve months of operations and attending certification seminars and similar conferences held in New York City. Since our incorporation, we have generated only approximately $3,523 in sales revenues for our certification services. There is no guarantee that we will be successful in our business plans. We face all the risks inherent in a relatively new business and there can be no assurance that our activities will be successful and/or result in any substantial revenues. Therefore, prospective investors do not have a historical basis from which to evaluate our performance.

We have been subject to a going concern opinion from our independent auditors.

Our independent auditors added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2006, relative to our ability to continue as a going concern.  While we had positive working capital of $2,075 as of December 31, 2006, we had an accumulated deficit of $4,108 incurred  through  December 31, 2006 and recorded a loss of $4,108 for the fiscal year ended December 31, 2006.  Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.   The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. As such we may have to cease operations and investors could lose their entire investment.

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

The Company’s executive officers and directors, consisting of Mr. Williams and Mr. Sarfoh, currently control approximately 67.0 % of our outstanding common stock prior to this Offering.  Assuming the sale of 500,000 shares of our common stock, the Company’s executive officers will control approximately 63.4% of the Company’s outstanding common stock.  Accordingly, the Company’s executive officers possess significant influence over the Company on matters submitted to the stockholders for approval. This amount of control by our executive officers gives them substantial ability to determine the future of our Company, and as such, they may elect to close the business, change the business plan or make any number of other major business decisions without the approval of shareholders. The interest of our majority stockholders may differ from the interests of our other stockholders and could therefore result in corporate decisions that are adverse to other stockholders.

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

We could experience growth over a short period of time, which could put a significant strain on our managerial, operational and financial resources.  We must implement and constantly improve our operational and certification processes and hire, train and manage qualified personnel to manage such growth. We have limited resources and may be unable to manage our growth. Our business strategy is based on the assumption that our customer base, geographic coverage and service offerings will increase. If this occurs it will place a significant strain on our managerial, operational, and financial resources.  Our development has placed, and will continue to place a strain on our managerial, operational, and financial resources.  Due to the fact that we are in our developmental stage, we are unable to assess our ability to manage the growth of our business. If we fail to develop and maintain our services and processes as we experience our anticipated growth, demand for our services and our revenues could decrease.

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

The Company plans to offer a majority of its services primarily through ongoing client relationships. There can be no assurance that the significant non-billable time and resources invested in building client relationships will result in new or additional contracts from existing clients. As part of building such relationships, it is estimated that the Company will typically expend substantial time and resources identifying strategic or business issues and objectives, gathering information, preparing engagement proposals and negotiating contracts. Any failure by the Company to procure an engagement after expending significant non-billable time and resources on marketing efforts could have a material adverse effect on the Company's results as well as its business, financial condition and results of operations.

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

We will incur increased costs as a result of our becoming a publicly reporting company.

We are a publicly reporting company in the U.S. As a public company, we incur legal, accounting and other expenses that we did not incur as a private company. We incur costs associated with our public company reporting requirements. We also incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and the National Association of Securities Dealers (the “NASD”). We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, if we can obtain such insurance at all.  We may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar liability coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

ITEM 3. CONTROLS AND PROCEDURES

Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out by Lawrence Williams, Jr., our President, CEO, CFO, PAO and Director of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-QSB.  Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported , within the time period specified in the Securities and Exchange Commission's rules and forms , and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, Mr. Williams concluded that as of September 30, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting for that period.

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

(a)    Unregistered Sales of Equity Securities.

The Company did not sell any unregistered securities during the three months ended September 30, 2007.

(b)    Use of Proceeds.

Our Registration Statement on Form SB-2 relating to 367,000 shares of common stock offered for sale by selling shareholders and 500,000 shares of our common stock for $.20 per share ($100,000 in the aggregate) became effective on July  16, 2007.  An offering of the shares covered by this Registration Statement commenced immediately and is continuing.  The following information is as of November 14, 2007:

	Shares	Amount

Aggregate Sold	26,000	$5,200
Underwriter Discounts and Expenses		-0-
Net Proceeds		$5,200

Use of Proceeds:
Working Capital		$5,200

None of the net proceeds were used for direct or indirect payments to directors or officers of the Company or their associates; to the owners of 10% or more of the outstanding stock of the Company, or to affiliates of the Company. The offering is being conducted in a best efforts, no minimum, direct public offering without any involvement of underwriters or broker- dealers and the Company has not paid and will not pay commissions in connection with the sale of the shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote or for the written consent of security shareholders, through the solicitation of proxies or otherwise, during the three-months ended September 30, 2007 and no meeting of shareholders was held.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

GATEWAY CERTIFICATIONS, INC.

Date: November 14, 2007	By:	/s/ Lawrence Williams, Jr.
Lawrence Williams, Jr.
(Authorized Officer and Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1

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

Date:  November 14, 2007

/s/ Lawrence Williams, Jr.

_____________________

Lawrence Williams, Jr.

Principal Executive Officer and Principal Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Gateway Certifications, Inc. (the “Company”) on Form 10-QSB for the period ended September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.  The Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007 (the “Report”), fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

2.  Information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

IN WITNESS WHEREOF, the undersigned has executed this statement this 14th day of November 2007.

/s/ Lawrence Williams, Jr.

______________________________

Lawrence Williams, Jr.

Principal Executive Officer and Principal Accounting Officer

A signed original of this written statement required by Section 906 has been provided to GATEWAY CERTIFICATIONS, INC. and will be retained by GATEWAY CERTIFICATIONS, INC. and furnished to the Securities and Exchange Commission or its staff upon request.