Form 10KSB
period 2007-12-31
Gateway Certifications, Inc.
filed 2008-03-31
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission File Number 021-101851

GATEWAY CERTIFICATIONS, INC. (Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	20-5548974 (IRS Employer Identification No.)

250 West 57th Street Suite 917 New York, New York 10107 (Address of Principal Executive Offices)

(212) 586-6103 (Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [    ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

The issuer’s revenue for the most recent fiscal year ended December 31, 2007 was $3,500.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $73,400 as of December 31, 2007, based upon the per share closing sale price of our most recent offering of $0.20.

As of March 31, 2008, the registrant had 8,343,000 shares of common stock outstanding, $.001 par value per share.

Documents incorporated by reference: None.

Transitional small business disclosure format: Yes [  ]   No [X]

Form 10-KSB

For the Fiscal Year Ended December 31, 2007

TABLE OF CONTENTS

PART I

Item 1.

Description of Business

Item 2.

Description of Property

Item 3.

Legal Proceedings

Item 4.

Submission of Matters to a Vote of Security Holders

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters

Item 6.

Management’s Discussion and Analysis or Plan of Operation

Item 7.

Financial Statements

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A.

Controls and Procedures

Item 8B.

Other Information

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons:

Compliance with Section 16(a) of the Exchange Act

Item 10.

Executive Compensation

Item 11.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

Item 12.

Certain Relationships and Related Transactions, and Director Independence

Item 13.

Exhibits

Item 14.

Principal Accountant Fees and Services

Signatures

i

Form 10-KSB

For the Fiscal Year Ended December 31, 2007

PART I

Forward Looking Statement

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” “estimates” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof. We caution investors that our business and financial performance and the matters described in these forward-looking statements are subject to substantial risks and uncertainties. For further information regarding these risks and uncertainties, please refer to publicly available documents that we have filed with the Securities and Exchange Commission (the “SEC”). Because of these risks and uncertainties, some of which may not be currently ascertainable and many of which are beyond our control, actual results could differ materially from those projected in the forward-looking statements. Deviations between actual future events and our estimates and assumptions could lead to results that are materially different from those expressed in or implied by the forward looking statements. We do not intend to update these forward looking statements to reflect actual future events. The terms “Gateway,” “GCI”, “we,” “us,” “our,” and the “Company” refer to Gateway Certifications, Inc.

ITEM 1.  DESCRIPTION OF BUSINESS

Gateway was formed to assist women-owned, minority-owned and other qualifying businesses (collectively referred to as “Minority Businesses”) apply for and successfully complete and receive various federal, state, city, and private sector certifications so that these businesses may develop with the goal that they will successfully compete in the marketplace without the need for government assistance.

Certification is a process designed to ensure that a business is actually owned, controlled, and operated by the applicant women, minority or other qualifying individuals. Certifying entities, including government agencies and public and private sector corporations, require the review process to ensure that only firms that meet the eligibility criteria of the individual certifying programs are certified.

1.  GCI’s Certification Services

The Company was formed to provide certification services to women-owned, minority-owned and other qualified businesses that seek one or more of the following Certification Programs:

1.

Minority Business Enterprises Certification (MBE)

2.

Women’s Business Enterprise Certification (WBE)

3.

Disadvantaged Business Enterprise Certification (DBE)

4.

National Minority Suppliers Development Council Certification

5.

National Women Business Owners Corporation Certification

6.

State & City Certifications

7.

SBA 8(a) Certification

8.

SBA SDB Certification

GCI first determines if a business is eligible for certification and, if so, which certification(s) is/are appropriate based on the Minority Business’ industry, eligibility standing, current marketing strategies and opportunities that best suit its goals.

The process and associated tasks involved in certifying a client in one or more of the above Certification Programs includes, but is not limited to, the following:

•

complete application preparation;

•

due diligence of all documents required as part of application;

•

assistance with procuring required documents;

•

business background write-up for each owner, shareholder, partner and/or director;

•

documentation of ownership and business history;

•

assistance in selecting appropriate SIC and NAICS Codes for future procurement sources;

•

assistance in preparation of personal statement of net worth for each owner, shareholder, partner and/or director;

•

preparation of business waiver, if applicable;

•

application submittal and tracking; and

•

point of contact for certifying agencies;

Through our certification services, our overall business objective is to provide women, minority and other qualified small businesses with an opportunity to participate and compete in the American economy through government and corporate business development and to become independently competitive in the marketplace. The Company assists Minority Businesses through the process of certification.  In company with federal agencies and private organizations, the Company recognizes the historical lack of access that women, minorities and other disadvantaged individuals have had to the resources needed to develop their small businesses.

By law, federal agencies are required to establish contracting goals, such that a percentage of all government purchases are intended to go to small businesses. In addition, contract goals are established for small women-owned and minority-owned businesses; these government-wide goals, according to report by the SBA entitled “Minorities in Business, 2001”, which are not always achieved, are 5% and 5%, respectively. They are important, however, because federal agencies have a statutory obligation to consider small businesses for procurement opportunities, particularly small businesses certified as women and/or minority-owned.

II.  GCI’s Supplier Diversity Consulting Services

Certification, however, is just one small step in establishing a company as a certified women or minority-owned business. Although obtaining certification is beneficial, it is how a company utilizes it certification through applicable market segments that ultimately affects its bottom line. GCI will support applicants’ organizational efforts to obtain new business through a streamlined, strategic approach to public and private sector procurement.

GCI will assist certified companies procure new relationships, through direct marketing, within either the private and public procurement sector and specifically within Corporate 500 Supplier Diversity Programs (SDP's). We connect our clients with SDP's both locally and nationally based on each client's opportunities, capacity, individual expertise and strategic goals. This consists of compiling a portfolio for the certified Minority Business which is then followed by sending out the portfolio to various contracting officers of the respective governmental agency and/or private organization. The Company will also maintain and ensure that certified companies are on approved vendor lists and connected to quality client-specific opportunities.

Success in local or federal government procurement marketplace and private-sector SDP's requires diligence and careful planning. Certifying agencies, local and federal government agencies, and private-sector SDP's require applicants to comply with numerous regulations in order to achieve and maintain certifications, award eligibility and performance competency. Once certified, Minority Businesses often find themselves at a loss on how to utilize their certification, retrieve information on opportunities and respond to bid requests.

Marketing services include:

•

customized sales and marketing campaigns targeting corporate supplier diversity markets or public sector procurement;

•

preparing and managing supplier diversity vendor applications;

•

submittal and tracking of supplier diversity applications; and

•

additional vendor application verification/confirmation.

GCI will connect its clients with SDP's both locally and nationally based on each client's opportunities, capacity, individual expertise and strategic goals. The Company will help applicants determine which companies to apply with for preferred vender status as a certified women or minority owned business.

Although federal, state, city and local government agencies and public and private organizations do not and can not guarantee any specific amount of business for each firm, once certified, Minority Businesses achieve preferential access to bid for federal and private contracts that are related to their respective business concerns. Once successfully certified in one or more certification programs, the Company then assists Minority Businesses to secure business opportunities with federal, state and local government agencies and private-sector SDP.

The Market Need for Certification & Supplier Diversity Consulting Services

Socially and economically disadvantaged individuals represent a significant percentage of the U.S. population, and, yet, account for a disproportionately small percentage of total U.S. business revenues. As a result, federal and state governments and the private sector developed programs to promote Minority Business Enterprise (MBE) growth. Generally, these programs concentrated on business development and included sheltered markets, management and technical assistance, and preferred access to capital for smaller businesses.  According to a report by the U.S. Census Bureau entitled, 1992 Economic Census, Survey of Minority-Owned Business Enterprises, the combined efforts of the private and public sectors over the years has helped to create over 2 million minority firms, with sales in excess of $205 billion.

According to a 1999 report published by the U.S. Department of Commerce, Minority Business Development Agency, entitled, The Emerging Minority Marketplace, Minority Population Growth; 1995-2000, the recent population census report projects that minority populations, who now represent approximately 28% of the U.S. population, are expected to represent 50% by 2050. According to a paper prepared by The Asaba Group for the Joint Center of Political and Economic Studies and the Minority Business Roundtable, entitled, The Aspirations of Minority Businesses, the minority population will account for 108 million, which is 92% of the total incremental gain.

With their growing rates of business ownership, ethnic entrepreneurs and consumers will significantly impact the overall economy. According to the Asaba Group report,  from 1990 to 2000, Asians, African and Hispanics Americans have grown by 49.6%, 39% and 14.3%, respectively, while Anglo-American have witnessed a modest 4.4% growth over the same period.

The breakdown by ethnicity of the incremental growth is as follows:

•

Asian-Americans will grow by 21.5 million and will account for 8.2% of the population.

•

Hispanic-Americans will grow by 66 million and become the largest minority group with 25% of the total population.

•

African-Americans will grow by 20.6 million and constitute 13.4% of the population.

With this increase in population, minorities have also increased their share of economic power and the collective buying power of minorities is now estimated to exceed one trillion dollars.

Minorities are becoming better educated and talented. In addition, as minorities approach the ages between 35 and 40, the typical age range for starting new entrepreneurial ventures, more minorities will join the growing pool of highly educated and talented business entrepreneurs.

Given the increase in the minority populations and the growing pool of highly educated and talented minority business entrepreneurs, minority owned businesses have witnessed explosive growth during the last decade, and have doubled the growth rates of all firms in the US economy.

According to the Asaba Group report , from 1987 to 1992, the total number of firms in the US economy increased by 4.7% and corresponding sales rose by 10.75%. Contrasted with minority groups during the same period shows the following:

•

Hispanic American owned firms increased by 12.8% and sales rose by 24.11%.

•

Asian and Native American owned firms rose by 10% with sales increase of 23.98%.

•

African American owned firms increased by 7.9% and sales rose by 10.25%.

According to the 1992 US Census Survey of Minority Owned Business Enterprises (“SMOBE”) records (does not include corporations), there were approximately 1.9 million minority-owned businesses with total sales estimated at about $205 billion dollars. The breakout by minority group is as follows:

•

Hispanic-American owned firms total 772,000 with total sales of $72.8 billion.

•

Asian-American owned firms total 504,000 with total sales of $91.7 billion.

•

African-American owned firms total 621,000 with sales of $32.3 billion.

•

Native-American owned firms total 102,000 with sales of $8.0 billion.

The new generation of minority entrepreneurs not only targets minority dominant markets, but also the general population. Increasingly, this generation of entrepreneurs not only posses the entrepreneurial skills of early generations, but are more educated and have gained credible experience within mainstream Corporate America. An important statistic, which highlights this trend, is the number of minority students conferred with a Master of Business Administration (MBA) degree. According to the Asaba Group report, this has increased over 300% since 1977.

This generation of entrepreneurs is focused on business-to-business market segments (construction, energy, distribution, transportation etc.). A look at the top minority businesses with sales greater than $200 million indicates that three quarters of these companies are in the business-to- business segments. These minority-owned and operated businesses compete in different sectors of the mainstream economy. Those that historically focused on minority niche markets now participate in broader new segments to achieve profitable growth.

Notwithstanding, minorities ownership rates, compared with non-minority business ownership rates, reveal striking differences. Estimates from the 2000 Census indicates that 11.8% of non-minority workers are self-employed business owners, whereas only 4.8% of African-American workers and 7.2% of Latino workers are business owners.

In addition to lower rates of business ownership, minority owned firms are less successful on average than non-minority firms. In particular, minority firms have lower sales, hire fewer employees, and have smaller payrolls than non-minority owned businesses. Minority-owned businesses also have lower sales and end-of-year assets, and are younger than businesses owned by non-minorities.

The relatively smaller number and weaker performance of minority-owned businesses in the US is a major concern among policymakers.  In response, a large number of federal, state, and local government programs and private organizations have provided set-asides and loans to minorities, women, and other disadvantaged groups.

Overview of Certification Programs

The Company believes that the certification programs and processes are very complex and fraught with the likelihood of application rejection for merely technical reasons.  We believe that this complexity tends to intimidate rather than attract otherwise qualified small businesses to one or more of these programs that were established to provide Minority Businesses with an opportunity to participate in the business sector and become independently competitive in the marketplace.

The application package for certification and the required attachments for these programs present a daunting challenge. The Company recognizes that not everyone who desires to apply for certification is qualified to participate because of the stringent regulations that govern these programs. The regulations are lengthy and complex, often leaving large areas open to subjective interpretation.  The Company believes that each of the various certification programs and processes are complex and fraught with the likelihood of application rejection for merely technical reasons.  In fact, it is estimated that over 70% of all certification applications are rejected, generally because of mistakes and inconsistencies.

To avoid enduring the appeals process, which can take 1-2 years and involve attorneys, or, in some instances involve a mandatory one-year wait for re-application, the Company’s certification procedures avoid many common mistakes and alerts applicants to any inconsistencies in their documentation. GCI assists Minority Businesses compile, phrase and present information in the form and manner required by certifying agencies and private organizations in order to successfully obtain certification.

Minority Owned Businesses (“MBE”)

A minority-owned business is a for-profit enterprise, regardless of size, physically located in the United States or its trust territories, which is owned, operated and controlled by minority group members. "Minority group members" are United States citizens who are Asian, Black, Hispanic and Native American.

Ownership by majority individuals means the business is at least 51% owned by such individuals or, in the case of a publicly-owned business, at least 51% of the stock is owned by one or more such individuals. Further, the management and daily operations are controlled by minority group members.

For purposes of the National Minority Supplier Development Council (“NMSDC”) program, a minority group member is an individual who is a U.S. citizen with at least 1/4 or 25% minimum (documentation to support claim of 25% required from applicant) of the following:

•

Asian-Indian - A U.S. citizen whose origins are from India, Pakistan and Bangladesh.

•

Asian-Pacific - A U.S. citizen whose origins are from Japan, China, Indonesia, Malaysia, Taiwan, Korea, Vietnam, Laos, Cambodia, the Philippines, Thailand, Samoa, Guam, the U.S. Trust Territories of the Pacific or the Northern Marianas.

•

Black - A U.S. citizen having origins in any of the Black racial groups of Africa.

•

Hispanic - A U.S. citizen of true-born Hispanic heritage, from any of the Spanish-speaking areas of the following regions: Mexico, Central America, South America and the Caribbean Basin only. Brazilians shall be listed under Hispanic designation for review and certification purposes.

•

Native American - A person who is an American Indian, Eskimo, Aleut or Native Hawaiian, and regarded as such by the community of which the person claims to be a part. Native Americans must be documented members of a North American tribe, band or otherwise organized group of native people who are indigenous to the continental United States and proof can be provided through a Native American Blood Degree Certificate (i.e., tribal registry letter, tribal roll register number).

MBE Certification is done at the local or regional level.

Women Owned Businesses (“WBE”)

GCI believes that obtaining WBE certification is an important business development strategy for women business owners for three primary reasons. First, most local and national government purchasing agencies track and/or have programs for doing business with women business owners. Obtaining WBE certification is a way the purchasing agents obtain confidence that a business representing itself as woman-owned is in fact woman-owned. Second, in a similar manner many publicly-held corporations, as well as larger private corporations, also track and have programs for doing business with women-owned vendor companies and they also rely on WBE Certification. Third, most local, state, and federal government purchasing agencies track and have programs for doing business with women-owned companies

In order to become certified as a woman-owned business, the woman-owned business must demonstrate and show:

•

All prospective members must provide clear and documented evidence that at least 51% or more is women-owned, managed, and controlled.

•

The business must be open for at least six months.

•

The business owner must be a U.S. citizen or legal resident alien.

Further, the evidence submitted must indicate that:

•

The contribution of capital and/or expertise by the woman business owner is real and substantial and in proportion to the interest owned.

•

The woman business owner must direct or cause the direction of management, policy, fiscal, and operational matters.

•

The woman business owner shall have the ability to perform in the area of specialty or expertise without reliance on either the finances or resources of a firm that is not owned by a woman.

WBE Certification is done at the local or regional level.

National Minority Suppliers Development Council Certification

Providing a direct link between corporate America and minority-owned businesses is the primary objective of the National Minority Supplier Development Council (“NMSDC”), which we believe to be one of the country's leading business membership organizations. The NMSDC was chartered in 1972 to provide increased procurement and business opportunities for minority businesses of all sizes. An NMSDC certification is the accreditation most widely recognized by corporate America.

The NMSDC has standardized procedures to assure consistent and identical review and certification of minority-owned businesses. These businesses are certified by NMSDC's affiliate nearest to the company's headquarters. The NMSDC is the only national minority business development organization providing certification throughout the U.S.

The NMSDC’s definition of a minority-owned business is a for-profit enterprise, regardless of size, physically located in the United States or its trust territories, which is owned, operated and controlled by minority group members. "Minority group members" are United States citizens who are Asian, Black, Hispanic and Native American.  Ownership by minority individuals means the business is at least 51% owned by such individuals or, in the case of a publicly-owned business, at least 51% of the stock is owned by one or more such individuals. Further, the management and daily operations are controlled by those minority group members.

For purposes of NMSDC's program, a minority group member is an individual who is a U.S. citizen with at least 1/4 or 25% minimum (documentation to support claim of 25% required from applicant) of the following:

Asian-Indian:

A U.S. citizen whose origins are from India, Pakistan and Bangladesh.

Asian-Pacific:

A U.S. citizen whose origins are from Japan, China, Indonesia, Malaysia, Taiwan, Korea, Vietnam, Laos, Cambodia, the Philippines, Thailand, Samoa, Guam, the U.S. Trust Territories of the Pacific or the Northern Marianas.

Black:

A U.S. citizen having origins in any of the Black racial groups of Africa.

Hispanic:

A U.S. citizen of true-born Hispanic heritage, from any of the Spanish-speaking areas of the following regions: Mexico, Central America, South America and the Caribbean Basin only.  Brazilians shall be listed under Hispanic designation  for review and certification purposes.

Native American:

A person who is an American Indian, Eskimo, Aleut or Native Hawaiian, and regarded as such by the community of which the person claims to be a part. Native Americans must be documented members of a North American tribe, band or otherwise organized group of native people who are indigenous to the continental United States and proof can be provided through a Native American Blood Degree Certificate (i.e., tribal registry letter, tribal roll register number).

A minority business may be certified as a minority "controlled" enterprise if the minority owners own at least 30% of the economic equity of the firm.  This occurs when non-minority institutional investors contribute a majority of the firm’s risk capital (equity).  Under this special circumstance, a business may be certified as a minority "controlled" firm if the following criteria are met:

A.

Minority management/owners control the day-to-day operations of the firm.

B.

Minority management/owners retain a majority (no less than 51%) of the firm’s “voting equity”.

C.

Minority owner/s operationally control the board of directors (i.e., must appoint a majority of the board of directors).

The NMSDC Network includes a national office in New York and 39 regional councils across the country. Currently, there are 3,500 corporate members throughout the network, including most of America's largest publicly-owned, privately-owned and foreign-owned companies, as well as universities, hospitals and other buying institutions. The regional councils certify and match approximately 15,000 minority owned businesses (Asian, Black, Hispanic and Native American) with member corporations which want to purchase goods and services.  Once certified and part of the NMSDC Network, over two-thirds of minority business enterprises (MBEs) confirmed that business increased due to their partnerships with the NMSDC’s corporate members.

National Women Business Owners Corporation Certification

National Women Business Owners Corporation (“NWBOC”) provides a national certification program that verifies the ownership and control of businesses by a woman. This provides buyers the assurance that they are doing business with a woman owned and controlled business. It also guarantees that women are benefiting from the program initiatives designed to increase their representation in private and public contract awards.

NWBOC, a national 501(c)(3) not-for-profit corporation, was established to increase competition for corporate and government contracts through implementation of a pioneering economic development strategy for women business owners.

In order to be certified, the woman business owner must be in business at least six months; have customers/clients; be a U.S. citizen; and, be active in daily management in addition to the following:

1.

Ownership

A woman or women own(s) one of the following:

•

100% of the assets of a sole proprietorship;

•

at least 51.0% of the equity interests in a partnership;

•

at least 51.0% of each of the classes of voting stock and 51.0% of the aggregate of all stock outstanding determined by the percentage that would be distributed to the woman if the corporation was liquidated; or

•

at least 51.0% of the membership interests in a limited liability company.

2.

Control

A woman or women actively participates in the management of and controls one of the following:

•

100% of the control of a sole proprietorship;

•

at least 51.0% of the control of a general partnership;

•

woman owner is the general partner and, if there is more than one general partner, the managing general partner, of a limited partnership or limited liability partnership; or

•

a woman or women is the sole manager, able to appoint unconditionally the majority of managers of a manager managed LLC or has 51.0% control of a member managed LLC.

NWBOC provides a national certification program for women owned and controlled business as an alternative to the multiple state and local certifications required by many public and private sector agencies. Over 100 private and public agencies now accept NWBOC certification.

Small Disadvantaged Businesses (SDB) or Disadvantaged Business Enterprises (DBE)

In projects where federal funds are utilized, federal law mandates a number of requirements with respect to disadvantaged business enterprises ("DBEs"). In terms of public works and construction projects, federal funds are generally used to some extent for major transportation projects in particular. These requirements, which are under the jurisdiction of the United States Department of Transportation, include setting of DBE utilization goals, design and implementation of a DBE "program", monitoring and reporting.

To qualify as a DBE, the business must be owned and controlled by one or more socially and economically disadvantaged persons as defined by DBE Regulation 49 CFR Parts 23 and 26. The presumption of disadvantage is refutable. Businesses must submit evidence indicating that:

•

a minimum 51% ownership, control, and expertise of the individual(s); and

•

control of the daily management and operations of the individual(s)

The business’ size as measured by average annual gross receipts over the most recent three years must be under the specified dollar amounts. These size standards are set according to the business’ North American Industry Classification System (“NAICS”) code. Depending on the industry, these limits can range from $2.5 million averaged per year to $17.4 million averaged per year. Manufacturers, wholesalers and retailers must meet an employee size standard ranging between 500 to 1500 employees, depending on the NAICS classification, and their average three year gross sales must be less than $17.4 million.

Recently, changes to the DBE regulations require all owner applicants to complete a Statement of Disadvantage and a Personal Financial Statement. All eligible owners must affirm that they are members of a disadvantaged group (for example, an eligible ethnic minority or female). In addition, the personal net worth of each eligible owner applicant must be less than $750,000, excluding the values of the applicant’s ownership interest in the business seeking certification and the owner’s primary residence.

Generally, SDB and DBE certification is done at the local or regional level.

8(a) Designation and SDB Certification

The SBA administers two particular business assistance programs for small disadvantaged businesses. These programs are the 8(a) Business Development Program (“8(a)”) and the Small Disadvantaged Business Certification Program (“SDB”), discussed above. The 8(a) program offers a broad scope of assistance to socially and economically disadvantaged firms whereas the SDB certification strictly pertains to benefits in federal procurement. If a firm becomes 8(a) certified, they are automatically SDB certified as well. In contrast, if a firm becomes SDB certified, they are not 8(a) certified.

A business enterprise meets the basic requirements for admission to the 8(a) Business Development program if it is a small business which is unconditionally owned and controlled by one or more socially and economically disadvantaged individuals who are of good character and citizens of the United States, and which demonstrates potential for success.  This certification is geared more for socially and economically disadvantaged individuals as defined in the Small Business Act.

Program participation is divided into two stages: the developmental stage and the transitional stage. The developmental stage is four years and the transitional stage is five years. Participants are reviewed annually for compliance with eligibility requirements.

General requirements for 8(a) Certification include the following:

•

must be at least 51% owned and controlled by a socially and economically disadvantaged individual or individuals;

•

African Americans, Hispanic Americans, Asian Pacific Americans, Subcontinent Asian Americans, and Native Americans are presumed to qualify;

•

other individuals can be admitted into the program if they show through a preponderance of the evidence that they are disadvantaged because of race, ethnicity, gender, physical handicap or residence in an environment isolated from the mainstream of American society;

•

individuals must have a net worth of less than $250,000, excluding the equity of the business and primary residence;

•

must meet applicable size standards for small businesses in their industry; and

•

two (2) full years of business operations

The SBA 8(a) program is a nine year program. A firm may only be certified once under the 8(a) program. During the first 4 years of this program, firms are in a developmental stage or growth stage; for the next 5 years, firms are in a transitional stage. The 8(a) program is SBA's effort to promote equal access for socially and economically disadvantaged individuals to participate in the business sector of the nation's economy.

The SBA’s 8(a) Business Development Program delivered its 2005 Annual report to Congress.  The report noted that fiscal year 2005 marked the 37th year of SBA's 8(a) Business Development Program. During FY 2005, a total of 9,470 businesses participated in the 8(a) Business Development Program.  These firms made significant contributions to the Federal, state and local tax base and contributed an estimated 194,234 jobs in the Nation’s economy.  Between October 1, 2004, and September 30, 2005, a total of 1,477 new firms were certified to participate in the program.

The SBA requires certification of SDBs in order for them to become eligible for special bidding benefits when federal contracts are first put out for bidding. Under the government's reformed affirmative action rules, SDB certified firms are eligible for price evaluation adjustments of up to 10% when bidding on federal contracts in certain industries. The program also provides evaluation credits for prime contractors who achieve SDB subcontracting targets. The program is intended to help federal agencies achieve the government-wide goal of 5% SDB participation in prime contracting.

The SBA undertakes an extensive effort to provide contracting opportunities for those businesses that become certified under their 8(a) program. The SBA maintains close contact with various federal agencies to keep government personnel informed of the 8(a) program goals and procedures and to request that contract opportunities be reserved for the 8(a) program.  In actuality, there are some federal contracts that are set aside so that only 8(a) certified or SDB certified firms can bid on them. There are other cases, called sole source contracts, where federal contracts are awarded to 8(a) firms without being put out for open bidding.

The Market Opportunity for Certified Companies

Procurement programs are big business for small businesses.  According to the March 2004 press release issued by the SBA, the federal government awarded more than a quarter of its prime contracting dollars to small businesses in fiscal year 2003. The 2003 data indicated that small businesses performed $62.7 billion of business with the federal government as prime contractors. The dollars awarded in these contracts created or retained approximately 469,632 jobs.

By law, federal agencies are required to establish contracting goals, such that a predetermined percentage of all government purchases are intended to go to small businesses. In addition, contract goals are established for women-owned businesses, small disadvantaged businesses, firms located in HUBZones and service disabled veteran-owned businesses. These government-wide goals, which are not always achieved, are 5%, 5%, 3% and 3%, respectively. They are important, however, because federal agencies have a statutory obligation to reach-out and consider small businesses for procurement opportunities.

According to Fortune magazine, minority owned businesses sold over $50 billion in goods and services to Corporate America.  In 2000, 10 of the largest corporations collectively purchased more than $18 billion in products and services from minority and women owned suppliers.

The Company believes that the stringent, lengthy and complex regulations governing the various Federal, State, City and private sector certification programs present significant market opportunities for the Company’s certification and consulting services. Companies competing for small to medium to large government and private sector contracts often seek the assistance of an outside firm of experts that can manage the certification process and maximize the company's prospects of gaining certification approval and winning business from government agencies, private and public organizations.

Companies competing for small to mid to large-size contracts benefit significantly from having the certification process managed by an outside firm. Further, after a company is approved for certification and wins a government or private commercial sector contract, it often requires contract support services including program integration and management consulting services in order to fulfill the contract. Outside firms who have assisted in the preparation of the application for certification are uniquely qualified to provide such contract support services. Both of these areas represent a significant and growing market opportunity for the Company.

While already significant in size, the Company believes that a number of factors are causing the markets for certification management and supplier diversity procurement support services to continue to grow:

1.

Growth in the Minority Population

Minorities currently represent approximately 28% of the total population. Recent population census reports indicate that minority populations will represent a significant share of the US population by 2050. It is estimated that by the year 2010, minority population will represent one-third of the US population. In 2050, minority population is forecasted at about 50% of the total population. With their growing rates of business ownership, ethnic entrepreneurs and consumers will significantly impact the overall economy.

2.

Growth in Supplier Diversity Programs

The number of companies with supplier diversity programs has jumped in the past 18 months. The number of new national corporate members at the National Minority Supplier Development Corporation (“NSMDC”) has significantly increased in the past year to a current number of 3,500 participating firms. The number of companies committed to these programs is growing as more and more major corporations realize that strategic sourcing has taken a toll on their minority supplier relationships. Some companies have increased their commitment to minority suppliers by creating and maintaining internal company websites where suppliers can register, while others have automated their diversity programs for closer monitoring of diversity contracts, as well as the diversity spending of prime contractors and key suppliers.

Corporate minority business development programs provide a means for corporations to foster economic growth within the minority business community and to bring more minority entrepreneurs into the mainstream of the American free enterprise system. Minority communities realize increased capital investment and employment opportunities where corporations are successfully implementing minority business development programs. In addition, minority communities realize a reduced need for public assistance/social welfare programs, and an increased tax base.

Corporations also benefit from minority business development programs through expansion of their markets, a larger pool of qualified suppliers/contractors, and cost savings and higher quality due to increased competition. Many corporations see a direct correlation between minority business development and corporate economic development efforts in the communities where they do business. And as customer demographics move to a higher and higher percentage of minorities, corporations comfortable with cultural diversity and change and responsive to their customers will be the ones which thrive. Forward-looking corporations see minority business development as a value-added way of doing business, as well as part of being a good corporate citizen.

3.

Corporate Outsourcing

There has also been a trend among large corporations to increase efficiencies in the procurement and performance of government and commercial projects of all sizes. As a result, major companies are outsourcing more services, instead of maintaining and expanding internal groups. Through outsourcing, companies receive the trained expertise needed  without incurring the overhead expenses associated with an in-house team.

4.

Government Outsourcing

In response to a reduced federal budget and demands for efficiencies in government operations, many projects that were once performed in house by the U.S. Government are now being outsourced to private industry. The increase in the number of these projects creates a corresponding opportunity to provide certification and SDC support services in connection with such projects.

5.

Diversity Purchasing

Companies are making moves to create a more positive profile as their customers place pressure on corporations for more minority purchasing. According to the NMSDC, diversity purchasing is on the rise, which reported that the total MWBE spent by corporate members for 2003 reached $80 billion, compared to $72.1 billion in 2002. This growth spurt is said to be partially due to the pressure corporations are putting on suppliers to make sure they carve out a portion of their contracts with certified women and minority business enterprises. Further, corporations have begun to take demographic shifts in the U.S. more seriously, noting the fast growth in minority populations and spending power and acknowledging that in a few decades’ minorities will account for 50% of the population.

The Company believes that purchasing from minority businesses is beneficial to the private sector companies in many ways. Some of the benefits include:

•

increased opportunities to buy locally, regionally, or nationally to ensure a good source of supply;

•

better quality products and services resulting from competition for the company’s business;

•

competitive edge when seeking government procurement opportunities that require firms to make every effort to use minority businesses;

•

more personalized service from companies because they are typically smaller and more eager for business;

•

enhanced product loyalty among minority consumers;

•

enhanced community relations/positive publicity based on the perception of the company as a good corporate citizen; and

•

greater flexibility of small businesses, which allows them to adjust more quickly to business needs.

COMPETITION

Providing professional certification and SDP support services to Minority Businesses is a highly competitive business. The market for professional certification services to Minority Businesses is intensely competitive, highly fragmented and subject to rapid change. Some of our principal competitors are:

•

EZCertify.com, a company founded in 1999, offers SBA, 8(a) BD and SDB certification.

•

MBWE.com, which provides nationwide services to minority and women businesses to educate, mentor, and help leverage their capabilities to maximize opportunities and promote sustainability. MWBE.com also assists public agencies and prime contractors find qualified, certified MWBE companies that have the capability to meet or exceed requirements for products and services.

•

MWBE Enterprises, Inc., which was established in 1998, assists women-owned businesses and minority-owned businesses in successfully achieving either Women's Business Enterprise certification (WBE), Minority Business Enterprises certification (MBE), Disadvantaged Business Enterprise (DBE) certification, 8a and or SDB designation.

•

MinorityCertificaitons.com, a full service small business consulting company specializing in small business certifications and marketing. The company assists companies with various types of certifications at the national, federal, state, city and county level.

GCI’s certification and SDC services also compete with (i) law firms, (ii) independent firms which offer one or more of the services offered by the Company, (iii) smaller firms that have created a specialized niche in the marketplace, (iv) start-up companies entering the market and (v) federal and state government agencies and associations which offer one or more of the services offered by the Company.  Many of the Company’s competitors are larger and have greater financial resources. Many of these companies have a national presence and may have greater personnel, financial, technical and marketing resources.

Employees

As of December 31, 2007, the Company had one employee, Lawrence Williams, Jr., our CEO, President, Chief Financial Officer, Principal Financial and Accounting Officer and a Director.

ITEM 2.  DESCRIPTION OF PROPERTY

Our executive offices are located at 250 West 57th Street, Suite 917, New York, NY 10107. On May 1, 2007 we entered into a one-year renewable sublease for this space for $811.75 per month commencing as of May 1, 2007. The sublease agreement also provides that we are responsible for fifty percent (50%) of the monthly general office building expenses which we are sharing with the sublessor. The sublease expires on April 30, 2008 and is renewable for an additional year until April 30, 2009. The Company believes that this space will be sufficient for its needs for the period ending April 30, 2008 or until such time as Company growth necessitates the need to find larger office space.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings as of the date of this filing.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is no established public trading market for our Common Stock and a regular trading market may not develop, or if it does develop, may not be sustained.  A stockholder, therefore, may not be able to resell his or her Common Stock should he or she desire to do so when eligible for public resale.  Furthermore, it is unlikely that a lending institution will accept our Common Stock as pledged collateral for loans unless a regular trading market develops.  An application for trading on the Over-the-Counter Bulleting Board has been filed on our behalf by Spartan Securities Group.  However, we can provide no assurance that our shares will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize.

Holders of Our Common Stock

As at December 31, 2007, we had forty three (43) registered holders of our common stock. We have no equity based compensation plans or outstanding options or warrants.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.

We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any cash dividends on our Common Stock since our inception and do not anticipate paying such dividends in the foreseeable future.  We plan to retain any future earnings for use in our business.  Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.  There are no present loan agreements or other agreements that impose any restrictions on the payment of dividends.

Securities Authorized for Issuance under Equity Compensation Plans

As of the end of the most recently completed fiscal year we did not have any compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Reports to Stockholders

We are subject to the information and reporting requirements of the Securities Exchange Act of 1934 and will file periodic reports, proxy statements, and other information with the United States Securities and Exchange Commission.  We will send an annual report to stockholders containing audited financial statements whether or not we hold an annual meeting of stockholders.

RECENT SALES OF UNREGISTERED SECURITIES

Except as may have previously been disclosed on our registration statement on Form SB-2, a current report on Form 8-K or a quarterly report on Form 10-QSB, we have not sold any of our securities in a private placement transaction or otherwise during the past three years.

(a)    Unregistered Sales of Equity Securities.

The Company did not sell any unregistered securities during the three months ended December 31, 2007.

(b)    Use of Proceeds.

Our Registration Statement on Form SB-2 relating to 367,000 shares of common stock offered for sale by selling shareholders and 500,000 shares of our common stock for $.20 per share became effective on July 16, 2007 (“Registration Statement”).  An offering of the shares covered by the Registration Statement commenced immediately and was ended on February 11, 2008.  The following information is as of March 31, 2008:

	Shares	Amount

Aggregate Sold	26,000	$5,200
Underwriter Discounts and Expenses		-0-
Net Proceeds		$5,200

Use of Proceeds:
Working Capital		$5,200

None of the net proceeds were used for direct or indirect payments to directors or officers of the Company or their associates; to the owners of 10% or more of the outstanding stock of the Company, or to affiliates of the Company. The offering was conducted on a best efforts, no minimum, direct public offering without any involvement of underwriters or broker- dealers and the Company has not paid and will not pay commissions in connection with the sale of the shares.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read the following Management’s Discussion and Analysis together with our financial statements and notes to those financial statements included elsewhere in this report. This discussion contains forward-looking statements that are based on our management’s current expectations, estimates and projections about our business and operations. Our actual results may differ from those currently anticipated and expressed in such forward-looking statements.

Overview

In company with federal agencies and private organizations, Gateway Certifications, Inc. recognizes the historical lack of access that women, minorities and other qualifying individuals have had to the resources needed to develop their small businesses.

How we generate revenue

The Company was formed to provide certification services to women-owned, minority-owned and other qualified businesses that seek Minority Business Enterprises certification (MBE), Women’s Business Enterprise certification (WBE), Disadvantaged Business Enterprise (DBE) certification, 8(a) and or SDB designation and various State, City and private sector certifications (collectively referred to as “Certifications Programs”).

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

As we make progress in building our business, we will provide brief overviews of some of the recent accomplishments that we deem important to our future growth. Here are some of the milestones achieved in the fourth quarter of 2007 and the first quarter of 2008:

Certification and Supplier Diversity Consulting Contracts:

Gateway has recently executed eight (8) contracts for its Certification and Supplier Diversity Consulting services (“SDC”).

The latest of such contracts was entered into on March 3, 2008 with RAV Consulting LLC, a minority woman owned information technology business. Pursuant to the terms of the contract, Gateway will receive 3 % of the total gross revenues that it is directly responsible for securing on RAV’s behalf over the next twenty four (24) month period.  RAV is currently certified by SBA 8(a) Business Development Program.  Gateway is in the process of compiling a sales and marketing portfolio for RAV and in tandem is actively seeking Federal Governmental Agencies based information technology project opportunities for RAV within the public and private sector.

The second most recent contract was entered on February 1, 2008 with Minority Graphics, Inc., (MG), a minority women owned graphics design business. Pursuant to the terms of the contract, Gateway will receive 5% of the total gross revenues that it is directly responsible for securing on MG behalf over the next twenty four (24) month period.  MG is presently certified with New York City Small Business Services, Division of Economic and Financial Opportunity, as a minority/women owned business enterprise (MWBE); The New York City School Construction Authority (NYCSCA) as a minority/women owned business enterprise (MWBE); and National Minority Supplier Development Council (NMSDC) as a minority/women owned business enterprise (MWBE). Gateway is in the process of compiling a sales and marketing portfolio for MG and in tandem is actively seeking New York City based graphics design, web design and architectural printing project opportunities for MG within the public and private sector.

The third of such contracts was entered into on January 29, 2008 with Safetec Software, LLC., (SS), a Washington State minority owned software business, to provide certification services, namely to certify SS as minority owned business (MBE) in the SBA 8(a) Business Development Program. Pursuant to the terms of the contract, Gateway will receive $3,000.00 for certifying SS in the above mentioned certification program. In addition, for its SDC services, Gateway will receive between 5%-7.5% of the total gross revenues that it is directly responsible for securing on SS behalf over the next twenty-four (24) month period; applicable percentages will be agreed to by addendum per project.

The fourth contract was entered into on December 24, 2007 with Pioneer General Construction Co., L.L.C. (PGC), and a minority owned general construction business. Pursuant to the terms of the contract, Gateway will receive 4% of the total gross revenue for contracts under $500,000.00 and 2% of the total gross revenue for contract over $500,000.00 that it is directly responsible for securing on PGC's behave over the next twenty four (24) month period. PGC is presently New York City Department of Small Business Services, Division of Economic and Financial Opportunity, as a Minority Owned Business Enterprise (MBE); The New York City School Construction Authority (SCA) as a Minority Business Enterprise (MBE); and The Empire State Development as a Minority Owned Business Enterprise (MBE) Gateway is in the process of compiling a sales and marketing portfolio for PGC and in tandem is actively seeking New York City based general construction project opportunities for PGC within the public and private sector.

The fifth of such contracts was entered into on November 9, 2007 with Blink Graphics, Inc. (“BG”), a minority woman owned graphical arts company, to provide certification services, namely to certify BG as women minority owned business (MWBE) in the state of Georgia and the federal SBA 8(a) program, and for SDC services.  Pursuant to the terms of the contract, Gateway will receive $1,500 for certifying BG in the above mentioned certification programs. In addition, for its SDC services, Gateway will receive between 5%-7.5% of the total gross revenues that it is directly responsible for securing on E&M’s behalf over the next twenty-four (24) month period; applicable percentages will be agreed to by addendum per project.

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

The seventh of such contracts was entered into on October 17, 2007 with Fervent Electrical Corp (“Fervent”), a minority-owned electrical contracting business. Pursuant to the terms of the contract, Gateway will receive 5% of the total gross revenues contracted for at or under $500,000 that it is directly responsible for securing on Fervent’s behalf over the next twelve (12) month period; applicable percentages will be agreed to by addendum for amounts over $500,000. Fervent is presently certified by and with: (1) The New York City School Construction Authority (SCA) as a Minority Business Enterprise (MBE); (2) the State of New York Metropolitan Authority as a Disadvantaged Business Enterprise (DBE); (3) the New York City Department of Small Business Services, Division of Economic and Financial Opportunity, as a Minority Owned Business Enterprise (MBE); (4) The Empire State Development as a Minority Owned Business Enterprise (MBE); and (5) The  Port Authority of NY and NJ, Office of Business and Job Opportunity, as a Minority Owned Business (MBE). Gateway is in the process of compiling a sales and marketing portfolio for Fervent and in tandem is actively seeking New York City based electrical contracting project opportunities for Fervent within the public and private sector.

The eighth contract was entered into on October 15, 2007 with S.R.Y Design Associates, Inc. (“SRY”) a minority-owned, architectural design business. Pursuant to the terms of this contract, Gateway will receive 7.5% of the total gross revenues that it is directly responsible for securing on SRY’s behalf over the next twenty-four (24) month period. SRY is currently certified by and with the New York City Department of Small Business Services, Division of Economic and Financial Opportunity, as a Minority Owned Business Enterprise (MBE). Gateway is in the process of compiling a sales and marketing portfolio for SRY and in tandem is actively seeking New York City based architectural design project opportunities for SRY within the public and private sector.

Results of Operations for the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Our certification and supplier diversity consulting income for the twelve months ended December 31, 2007 was $3,500.  This was an increase of $3,500, or 100%, as compared to certification and supplier diversity consulting income of $0 for the period from inception (August 30, 2006) to December 31, 2006.  The increase in certification and supplier diversity consulting income was due to the fact that we had just begun operational activity for the period from inception (August 30, 2006) to December 31, 2006 and  the execution of six (6) certification and/or supplier diversity contracts for the  twelve months ended December 31, 2007.

General and administrative expenses for the twelve months ended December 31, 2007 were $34,652.  This was an increase of $30,544, or 88%, as compared to general and administrative expenses of $4,108 for the period from inception (August 30, 2006) to December 31, 2006.  During the twelve months ended December 31, 2007, we incurred significant professional services fees consisting of accounting and legal fees in the amount of $10,585 in connection with the offering of our common stock, filing fees, dues and subscription  costs of $5,042, advertising and promotional expenses of $1,090, computer and internet expenses of $1,371, rent expenses of $11,561, office expenses of $2,330, telephone expenses of $1,326, franchise taxes of $750, interest expenses of $246, and other miscellaneous operating expenses amounting to $213, all of which we did not incur for the period from inception (August 30, 2006) to December 31, 2006.

Depreciation expense for the twelve months ended December 31, 2007 was $384.  This is an increase of $256, or 67%, as compared to depreciation expense of $128 for the period from inception (August 30, 2006) to December 31, 2006.  The increase in depreciation expense was due to a longer comparable period.

Interest expense for the twelve months ended December 31, 2007 was $246.  This is an increase of $246, or 100%, as compared to interest expense of $0 for the period from inception (August 30, 2006) to December 31, 2006.  The increase in interest expense is due to interest on tax payments for 2006.

We had net loss of $30,325 (or basic and diluted loss per share of $0.0036) for the twelve months ended December 31, 2007, as compared to net loss of $4,108 (or basic and diluted loss per share of $0.0007) or the period from inception (August 30, 2006) to December 31, 2006.  The increase in net loss was primarily due to the increase in general and administrative expenses, discussed above.

Liquidity and Capital Resources

As of December 31, 2007, we had total current assets of $18,019 consisting of cash.

As of December 31, 2007, we had total current liabilities of $3,985 consisting of franchise tax payable of $450, commission payable of $450 and professional fees payable of $3,085

We had working capital of $15,417 as of December 31, 2007.

During the twelve months ended December 31, 2007, net cash increased $14,629; consisting of $27,271 used in operating activities which was offset by $41,900 provided by financing activities.

Cash used in operating activities during the twelve months ended December 31, 2007 was $27,271. It consisted of the following items: net loss of $30,325, an increase in depreciation of $384, and decrease in other receivable of $835, a decrease in unearned revenue of $2,000, and increase in franchise payable of $300, and increase in commission payable of $450 and an increase in professional fees payable of $3,085.

Cash flows from operations were not sufficient to fund our requirements during the twelve months ended December 31, 2007. Our current cash requirements are approximately $1,800 per month. To make up the short fall, we raised proceeds from the sale and issuance of our common stock in the amount of $41,900 during the twelve months ended December 31, 2007.

Net cash provided by financing activities was $41,900 for twelve months ended December 31, 2007, consisting of proceeds from the sale stock of $41,900 related to our private and initial public offering.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Plan of Operations for the Twelve Months Ending December 31, 2008

GCI derives revenues by certifying Minority Businesses and by providing SDC services to pre-existing certified Minority Businesses. For our certification services, we charge a client a standardized rate for each certification, with percentage discounts for each additional certification a client may request at the time the contract is entered into.  If applicable, additional fees may also apply during the certification process depending upon the status of client records, including but not limited to, article or certificate of incorporation, bylaws, operating agreement, corporate minutes of shareholders and board of directors, financial statements preparation, including balance sheet and profit and loss statement, etc.

For SDC services provided to pre-existing certified Minority Businesses, we charge a consulting fee ranging from 5% - 7.5% of the total gross contract amount for each contract the certified Minority Business acquires as a result of our efforts. For non-certified clients that we successfully obtain certification for under one or more of the various Certification Programs, our contracts will generally provide for a consulting fee ranging from 4% - 6% of the aggregate contract amount the client acquires over the course of a two year term.

Our strategy is to achieve high levels of customer satisfaction and repeat business and to establish recognition and acceptance of our business.  To accomplish this, during the next twelve months we plan to take the following steps in connection with the implementation of our plan of operations:

Direct  Targeted Marketing

To generate revenues over the next three months for both our certification and supplier diversity consulting services, we are implementing our direct targeted marketing strategy. This strategy is aimed at owners and senior executives of both non-certified and pre-existing certified Minority Businesses located within New York and New Jersey.  According to 1997 US Census Bureau data, there were over 1,509,829 and 654,227minority and women owned businesses located within New York and New Jersey, respectively. Further, according to the 1997 US Census Bureau data, New York was amongst the top five cities with the largest number of women-owned companies, consisting of 167,898 firms, with the services industry representing approximately 55% of this amount.

Based upon sales and receipts, employees, and payroll statistics obtained from the 1997 US Census Bureau data, in conjunction with corporate, federal and state procurement opportunities available in New York and New Jersey, the Company is focusing its efforts over the next twelve months primarily with companies within the construction, manufacturing, retail and service industries. We plan to purchase the 2008 New York and New Jersey Minority Business Directory (“Directory”).  By industry, the Directory contains the business name, location and contact information, contact individual and information indicating the minority class and gender ownership of the company.

On May 24, 2007, GCI became a member of the National Minority Business Council, Inc. (“Council”) located in New York City. Our membership in the Council is due to expire on May 31, 2008, and we plan to renew this membership with the council before it expires. The Council’s members are comprised of companies that are both non-certified and certified. Within the Council, we plan to market our certification and SDC services.

Over the next twelve months of operations we will directly contact approximately eleven hundred and twenty (1,120) minority business owners (MBO’s), or an average of approximately two hundred and eighty (280) MBO’s in each of the next four months.

Sales Brochure

We have begun to develop sales materials that we believe will not be completed and available for our direct targeting initiative until the end of this three month period. We believe that the costs to create the sales materials, consisting of mostly images and brochure design, will be approximately $2,500.

Search Engine Optimization

On August 10, 2007, in an effort to move its website URL to the top of the search results for ‘minority and women certification’ by manual submission to the top major search engines, such as Yahoo, Google, MSN, Altavista, and AOL, and to transform its website into a source of business development in the Company’s niche market, Gateway entered into a one year agreement with Idearc Media Corp. (“Publisher”) for online search engine optimization to promote and drive traffic to Gateway’s online website at www.gcertifications.com. Through Superpages.com®, which averages 2.8 billion network searches per year, Publisher offers an Internet Yellow Pages, offering Gateway a distribution network, targeted advertising solutions and online traffic to reach and promote our minority and women business certification and supplier diversity consulting services with qualified customers. The terms of the Idearc agreement were disclosed on Form 8-K filed with the SEC on September 17, 2007. Based upon the pricing structure, the current monthly cost of this service is approximately $250 per month, or, $3,000, over the next twelve months of operations. Based on the leads generated from this arrangement, we plan to increase and allocate approximately $350 per month, or $4,200 over the next twelve months of operations

Conferences & Seminars

To generate market awareness, build prospective sales channels and to gain access and develop relationships with qualified minority companies, management has attended and will continue to attend seminars and conferences.

Recently, management attended the following:  Asian Women In Business (AWIB) Business 101 Marketing Basics November 12, 2007; C Suite Forum Networking Group November 20, 2007; SBA Training for SBA 8(a) November 29,2007; HPNG-LISTA Three Kings Day January 10,2008 ; DTM Business Expo January 31,2008; Latin Vision Networking Event February 7, 2008; SBA 7(j) Management and Technical Assistance Program February 12, 2008; M/WBL Opportunity Forum February 20,2008; 28th Annual Awards Luncheon NMBC February 20,2008; and  Speak UP and Speak Out AWIB February 27,2008.

Over the next 12 months of operations, management plans to attend the following events:  The Procurement Opportunity to be held on April 10, 2008 by the NMBC; the Procurement Opportunities for Minority /Women Owned Business Enterprises to be held in May, 2008 by the AWIB; the Economic Development & Section 3 Conference to be held in September, 2008 by the SBA; the Competitive Edge Conference o be held in September, 2008 by the AWIB; the 6th Annual Women’s Business Conference to be held in September, 2008 by the NMBC; and the SBA Training for SBA 8(a) to be held in November, 2008 by the SBA.

Press Releases

To aid in crafting its image and brand, and to generate market awareness for our services, GCI will engage an independent contractor to write press releases discussing the benefits of its service offerings. GCI management understands the importance of a comprehensive marketing program to maximize its ability to market and sell the services it offers and, although no contact has been initiated by GCI, GCI has identified a company to disseminate the press releases. The Company plans to engage this company for the following: (1) Trade Industry Specific distribution; (2) Hispanic, Black Media & Asian American Newsline distribution, and (3) New York Metro distribution services. In addition to the fees for the independent contractor’s services, the Company estimates a cost of $1,500 on a semi-annual basis to implement this initiative.

Certification Manual

For Minority Businesses opting to go through the certification process internally, the Company is currently in the process of developing a Certification Manual (“Manual”) that contains all of the official instructions and guidelines for women and minority owned business certification, including instructions and guidelines for each state’s processing centers.

The Manual will contain every states certification application, including the names, addresses and current contact information for every certifying agency available in the United States. The Manual will describe in detail every major application thereby allowing the applicant to determine the applicable certifications it qualifies for, appropriate certifications based on industry specific qualifiers, and identify the certifications that will provide the largest market share for the prospective applicants business.

The Manual will be structured by state and will contain a straight-forward business guide on the entire process of minority and women owned business certification and will contain the following applications: WBE, MBE, DBE, 8a and SDB. The Manual will be professionally edited and written to be easily understood.  Once completed, the Manual will be available for purchase on the Company’s website. At this time, we estimate that the Manual will be completed in second quarter of 2008 and cost approximately $2,000 to produce.

We intend to implement our sales and marketing efforts discussed above by utilizing sales materials in our direct target marketing efforts and management's attendance at various industry conferences. We also intend to develop and leverage relationships with law firms and accounting firms to gain access to their clients that are women and minority owned for the purpose of gaining these companies as our clients. We believe this strategy will be an important part of our growth in 2008.

Advertising

For the twelve months ending December 31, 2008, we believe that building awareness of our certification service offerings will be critical in creating our customer base and plan to market and advertise to enhance our brand recognition with Minority Businesses.   We also plan to advertise through traditional and non- traditional media such as local newspapers and industry-specific publications, as well as over the Internet.  The Company plans to run marketing advertisements in business, women and minority oriented magazines and journals including, but not limited to, Minority Business Entrepreneur, Hispanic Business Magazine, Black Enterprise and Asia Enterprise.

Risks Factors

Uncertainty exists as to whether our Company will have adequate capital to execute the plan of business operations over the next 12 months thereby making an investment in our Company speculative.

We require additional capital to market, brand and provide our certification and supplier diversity consulting (SDC) services until sufficient revenues can be generated for us to be self-sustaining. Our management projects that it will require operational income in the minimum amount of $15,000 over the next 12 months to allocate towards the marketing and advertising of our services.  In the event that we are unable to generate this amount through operational activities, or raise a minimum of $15,000, before all of the funds now held by us and obtained by us are expended, an investment made in our Company may become worthless.

We have been subject to a going concern opinion from our independent auditors.

Our independent auditors added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2007, relative to our ability to continue as a going concern.  While we had positive working capital of $15,417 as of December 31, 2007, we had an accumulated deficit of $34,433 incurred  through  December 31, 2007 and recorded a loss from operations of $30,325 for the fiscal year ended December 31, 2007.  Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.   The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. As such we may have to cease operations and investors could lose their entire investment.

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

We have just begun to implement an advertising or marketing program and if we fail to attract customers to use our services, we will not be able to generate revenues which could significantly affect our business, financial condition and results of operations.

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

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Gateway Certifications, Inc.

We have audited the accompanying balance sheet of Gateway Certifications, Inc. (a development stage company) as of December 31, 2007 and the related statements of operations, stockholders’ equity and cash flows for the period from August 30, 2006 (inception) to December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gateway Certifications, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the period from inception (August 30, 2006) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated significant operating revenue in 2007 and its ability to meet operating requirements will depend on its success in obtaining equity financing in an amount sufficient to support its operations for the foreseeable future, which raises substantial doubt about its ability to continue as a going concern.   These financial statements do not include any adjustments that might result from this uncertainty.

March 31, 2008

Poughkeepsie, New York

GATEWAY CERTIFICATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

December 31, 2007

ASSETS

Current assets
Cash		$ 18,019
Equipment, net of accumulated depreciation
Of $512		1,383

Total assets		$ 19,402

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Franchise tax payable	$ 450
Commission payable	450
Professional fees payable	3,085
Total current liabilities		$ 3,985

Stockholders' equity
Common stock $.001 par value, 50,000,000 shares
authorized, 8,343,000 shares issued and outstanding	8,343
Additional paid in capital	41,507
Deficit accumulated during the development stage	(34,433)
Total stockholders' equity		15,417

Total liabilities and stockholders' equity		$ 19,402

The accompanying notes are an integral part of these financial statements.

GATEWAY CERTIFICATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

Years Ended December 31, 2007 and December 31, 2006 and for the period from August 30, 2006 (inception) to December 31, 2007

	2007	2006	August 30, 2006 (inception) to December 31, 2007
Revenue
Consulting income	$ 3,500	$ -	$ 3,500
Commission expense	450	-	450
Net revenue	3,050	-	3,050

General and administrative expenses
Organization costs	-	752	752
Advertising and promotion	1,090	-	1,090
Computer and internet expense	1,371	-	1,371
Depreciation expense	384	128	512
Filing fees, dues and subscriptions	5,042	-	5,042
Legal fees	1,000	-	1,000
Outside services	-	1,200	1,200
Office expense	2,330	1,168	3,498
Rent expense	11,561	-	11,561
Telephone expense	1,326	-	1,326
Professional fees	9,585	710	10,295
Other expense	213	-	213
Franchise taxes	750	150	900
Total general and administrative expenses	34,652	4,108	38,760

Loss from operations	(31,602)	(4,108)	(35,710)
Other income/(expense)
Miscellaneous income	1,523	-	1.523
Interest expense	(246)	-	(246)
Total other income/(expense)	1,277	-	1,277

Net loss	$ (30,325)	$ (4,108)	$ (34,433)

Net loss per common shares outstanding	$ (0.0036)	$ (0.0007)

Weighted average shares outstanding:
Basic and diluted	8,231,677	6,193,736

The accompanying notes are an integral part of these financial statements.

GATEWAY CERTIFICATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007 and December 31, 2006 and for the period from August 30, 2006 (inception) to December 31, 2007

Cash flows from operating activities	2007	2006	August 30, 2006 (inception) to December 31, 2007
Net loss	$ (30,325)	$ (4,108)	$ (34,433)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation	384	128	512
Outside services in exchange for common stock	-	1,200	1,200
(Increase)/Decrease in:
Other receivable	835	(835)	-
Increase/(Decrease) in:
Unearned income	(2,000)	2,000	-
Franchise tax payable	300	150	450
Commission payable	450	-	450
Professional fees payable	3,085	-	3,085
Net cash used in operating activities	(27,271)	(1,465)	(28,736)

Cash flows from financing activities
Proceeds from issuance of common stock	41,900	4,855	46,755

Net increase in cash	14,629	3,390	18,019

Cash, beginning of period	3,390	-	-

Cash, end of period	$ 18,019	$ 3,390	$ 18,019

The accompanying notes are an integral part of these financial statements.

Supplemental Disclosure of Cash Flows Information

Cash paid for:	2007	2006	August 30, 2006 (Inception) to December 31, 2007
Income Taxes	$ -	$ -	$ -
Interest	$ 246	$ -	$ 246

Supplemental Disclosure of Non-Cash Investing and Financing Activities

During the period ending December 31, 2006, equipment with a value of $1,895 was contributed to the Company in exchange for common stock.  This contribution and related issuance of common stock has been excluded from the statement of cash flows presented.

The accompanying notes are an integral part of these financial statements.

GATEWAY CERTIFICATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDER’S EQUITY

Years Ended December 31, 2007 and for the period from

August 30, 2006 (inception) to December 31, 2007

	Common Stock		Additional Paid in Capital
	Shares	Amount		Accumulated Deficit	Total
Capital stock issued for cash,
services and asset contributions	7,950,000	$ 7,950	$ -	$ -	$ 7,950

Net loss	-	-	-	(4,108)	(4,108)

Balance, December 31, 2006	7,950,000	7,950	-	(4,108)	3,842

Capital stock issued for cash	393,000	393	41,507	-	41,900

Net loss	-	-	-	(30,325)	(30,325)

Balance, December 31, 2007	8,343,000	$ 8,343	$ 41,507	$ (34,433)	$ 15,417

The accompanying notes are an integral part of these financial statements.

GATEWAY CERTIFICATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

1.

Business Description and Summary of Significant Accounting Policies

Nature of business

Gateway Certifications, Inc. (the “Company”) is a development stage company that was incorporated in Nevada on August 30, 2006.  The Company provides certification services to women and minority-owned businesses that seek Minority Business Enterprise certification (MBE) and Women’s Business Enterprise certification (WBE).  Once successfully certified in one or more certification programs, the Company then assists women and minority-owned businesses to secure business opportunities with federal, state and local government agencies and private-sector Supplier Diversity Programs.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period.  Actual results could differ from those estimates.  Estimates are used in the determination of depreciation and income taxes.

Revenue recognition

The Company’s revenues are derived from consulting and certification services.  Revenues are recognized once realizable and earned.  Revenues from services and related cost of services will be recognized when a letter of intent is executed, a non-refundable deposit is made, and the services requested have commenced.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers cash at banks and all short-term securities purchased with an original maturity of three months or less to be cash and cash equivalents.

Equipment

Equipment is recorded at cost and depreciation is accumulated using the straight-line method over the estimated useful lives of the assets.  Routine repairs and maintenance costs are charged to operations as incurred.

Income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards, No. 109, “Accounting for Income Taxes”, which requires the use of the “liability method” of accounting for income taxes.  Accordingly, deferred tax assets and liabilities are determined based upon the differences between the financial statement and tax bases of assets and liabilities, using enacted rates in effect for the year in which the differences are expected to reverse.  Current income taxes are based upon the year’s taxable income for federal and state income tax reporting purposes.

Net loss per share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average of common shares outstanding during the period.  Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.

Advertising Costs

Advertising costs are expensed as incurred.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Recent accounting pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN No. 48”), Accounting for uncertainty in Income Taxes – an interpretation of FASB Statement 109.  FIN No. 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file income tax returns in a particular jurisdiction.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115.”  The statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The statement is effective for fiscal years beginning after November 15, 2007.

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flows.

2.

Going Concern

Since inception, the Company has been considered a development stage company and has not generated significant operating revenue.  There is substantial doubt that the Company will generate sufficient revenues during 2008 to meet its operating cash requirements.  This raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty. During 2007, the Company raised additional capital as disclosed in Note 6.

3.

Income Taxes

At December 31, 2007, the Company has a net operating loss, and therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The valuation allowance increased by approximately $9,000 during the year ended December 31, 2007.  The cumulative net operating loss carry-forward is approximately $34,500 at December 31, 2007, and will begin to expire in 2026.

4.

Contingencies

From time to time, the Company may be involved in litigation relating to claims arising out of its ordinary course of business.  Management believes that there are no claims or actions pending or threatened against the Company that the ultimate disposition of which would have a material impact on the Company’s financial position, results of operations or cash flows.

5.

 Transfer Agent

On May 14, 2007, Gateway Certifications, Inc. appointed Pacific Stock Transfer Company to be the transfer agent of the securities of the Company.

6.

Common Stock

On September 29, 2006, the Company issued 4,387,500 shares of the Company’s common stock, par value $.001, to Kwajo Sarfoh, Secretary and Director, in consideration for cash and equipment valued at $4,387 contributed capital to the Company.  On September 30, 2006, the Company issued 130,980 shares of the Company’s common stock, par value $.001, to Michael Belton, former Director, in consideration for $131 contributed capital to the Company.

On October 27, 2006, the Company issued 2,231,520 shares of the Company’s common stock, par value $.001 to Michael Belton, former Director, in consideration for $2,232 contributed capital to the Company.

On December 22, 2006, the Company reassigned Kwajo Sarfoh as Director and elected Lawrence Williams, Jr. as President and CEO.  This move was executed in tandem with the Company issuing 1,200,000 shares of the Company’s common stock, par value $.001, to Lawrence Williams, Jr., newly elected President and CEO in consideration for services performed valued at $1,200 contributed capital to the Company.

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

During the three months ending December 31, 2007, Gateway Certifications, Inc. sold 26,000 shares of its common stock to several investors at $0.20 per share for total cash proceeds of $5,200.  The stock was sold to investors under a noncancelable agreement and the shares were issued in February 2008.  The offering ended on February 11, 2008.

7.

Employment Agreements

On December 22, 2006, the Company and Lawrence Williams, Jr., the CEO, President, Chief Financial Officer, Principal Financial and Accounting Officer and a Director, entered into an employment agreement that currently extends until December 22, 2008. The employment contract provides for an initial term of employment of two years, which is automatically extended for an additional one year term unless either party notifies the other of its intention not to renew for an additional year at least 30 days prior to the expiration of the then current term. As compensation, Mr. Williams is paid thirty percent (30%) of the gross revenues he derives on behalf of the Company. In addition, the employment agreement contains a non-disclosure and a non-compete clause for a period of 12 months from the date of his departure or termination from the Company.

8.

Related Party Transactions

Through April 30, 2007, the Company utilized office space on a rent free basis from Sarfoh & Associates, LLP.  A Director of the Company is a partner in Sarfoh & Associates, LLP.  As of May 1, 2007, the Company commenced a one-year renewable sublease at a rate of $812 per month with the additional responsibility for fifty-percent of the monthly general office building expenses.  The sub-lease expires on April 30, 2008 and is renewable for an additional year through April 30, 2009.  Rent expense of $11,561 was recorded for the year ended December 31, 2007. Future minimum lease payments are $3,248 for the year ending December 31, 2008.

The Company paid $1,583 of fees to Securitas Edgar Filings, Inc. for the year ended December 31, 2007. Securitas Edgar Filings, Inc. is controlled by Kwajo Sarfoh, Secretary and Director of the Company.

In May 2007, Kwajo Sarfoh, Secretary and Director, paid the Company’s first month’s rent expense and does  not wish to be reimbursed.  Miscellaneous income in the amount equal to the expense of $1,523 was recorded.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had a change in, or disagreement with, our independent accounting firm for the years ended December 31, 2007 and 2006.

ITEM 8A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required  disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our board of directors. We believe that this effort is sufficient to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our Chief Executive Officer, Chief Financial Officer and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

The following table and subsequent discussion contain information concerning our directors and executive officers, including their names, ages, term, commencement date and positions.

Name	Age	Position	Term
Lawrence Williams, Jr	61	Chief Executive Officer, President, Chief Financial Officer, Principal Accounting Officer, Director	December 22, 2006
Kwajo Sarfoh	35	Secretary, Director	December 22, 2006

Lawrence Williams, Jr., was elected on December 22, 2006 to serve as our Chief Executive Officer, President and Director. On June 8, 2007 Mr. Williams was elected to serve as the Company’s Chief Financial Officer and Principal Accounting Officer. Prior to joining the Company, Mr. Williams served as a Vice President at JP Morgan Chase in their Small Businesses Group from April 1994 to April 2006. At JP Morgan Chase Mr. Williams managed a team with a $220 million Small Business Portfolio. Mr. Williams has a B. S. in Accounting from Hunter College and attended American Institute of Banking.

Kwajo Sarfoh, founder, serves as a Secretary and Director of the Company. Beginning January 2007, Mr. Sarfoh has been employed by RSM McGladrey as a tax consultant. Mr. Sarfoh is a founder of Securitas Edgar Filings, Inc., an EDGAR filing company formed in October 2005. From May 2005 to January 2007 Mr. Sarfoh practiced law at Sarfoh & Associates, LLP. From November 2003 to February 2005, Mr. Sarfoh was employed at Ernst & Young LLP as a senior tax associate in their Transaction Advisory Services Group. Beginning August 2001 through November 2003, Mr. Sarfoh worked at Deloitte & Touche LLP as a federal tax consultant. Mr. Sarfoh received a bachelor degree in economics from the State University of New York at Albany, a law degree from Boston University Law School, a masters in business administration from Boston University School of Management, and a masters of law in taxation from Georgetown University Law Center.

Mr. Williams works full-time for the Company.  Mr. Sarfoh will make himself available to the Company as required, but will not serve on a full-time basis.  There is no assurance that Mr. Sarfoh’s role with the Company may not conflict with his other activities.

Committees of the Board of Directors

We have no audit committee or compensation committee or other board committee performing equivalent functions and no director serves as an audit committee financial expert because of the limited number of employees and lack of independent directors.  All functions of an audit committee and compensation committee are performed by the Board of Directors.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  We will provide to any person without charge, upon request, a copy of such code of ethics. Persons wishing to make such a request should do so in writing to the Secretary at Gateway Certifications, Inc., 250 West 57th Street, Suite 917, New York, NY 10107.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth summary information concerning the compensation received for services rendered to us during the two fiscal years ended by our Chief Executive Officer. None of our other executive officers received $100,000 or more of compensation in any fiscal year represented in the table.

SUMMARY COMPENSATION TABLE (1)

Name and Principal Position	Year	Salary	Stock Awards	All Other Compensation	Total

Lawrence Williams, Jr.	2007	(2) $ 1,200	$ -	$ -	$ 1,200
CEO, President	2006	$ -	$ -	$ 450	$ 450
		$ 1,200	$ 0	$ 450	$ 1,650

(1)

Does not include perquisites and other personal benefits or property unless the aggregate amount of such compensation is $10,000 or more.

(2)

The Company issued Mr. Williams 1,200,000 shares of common stock,, par value, $.001.

Employment Contracts

On December 22, 2006, the Company and Lawrence Williams, Jr., the CEO, President, Chief Financial Officer, Principal Financial and Accounting Officer and a Director, entered into an employment agreement that currently extends until December 22, 2008. The employment contract provides for an initial term of employment of two years, which is automatically extended for an additional one year term unless either party notifies the other of its intention not to renew for an additional year at least 30 days prior to the expiration of the then current term. As compensation, Mr. Williams is paid thirty percent (30%) of the gross revenues he derives on behalf of the Company. In addition, the employment agreement contains a non-disclosure and a non-compete clause for a period of 12 months from the date of his departure or termination from the Company.

Compensation of Directors

We expect that any employee and non-employee directors in the future will receive compensation for their services as directors in an amount to be determined by our board.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table set forth information as of December 31, 2007, with respect to the beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, each of our directors and Named Executive Officers, and our directors and Named Executive Officers as a group.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Prior to Offering as a Percentage of Total (3)
Lawrence Williams, Jr.(2)	1,200,000	14.38%
Kwajo Sarfoh(2)	4,387,500	52.59%
Michael Belton	2,362,500	28.32%
All Executive Officers and Directors as a Group (2 persons)	5,587,500	66.97%

(1)

The persons named in the above table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2)

Business Address is 250 West 57th Street, Suite 917, New York, NY 10107.

(3)

Includes the sale of 367,000 shares of our common stock sold in our private offering and 26,000 shares of our common stock sold in our public offering.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company utilizes the services of Securitas Edgar Filings, Inc., which is controlled by Mr. Sarfoh, for the preparation and filing of certain documents with the U.S. Securities and Exchange Commission.  The fees paid for such services are consistent with fees charged by competitive companies offering comparable services. The Company paid $1,583 of fees to Securitas Edgar Filings, Inc. for the year ended December 31, 2007.

ITEM 13.  EXHIBITS

Exhibit No.	Description of Exhibit

3.1(1)	Articles of Incorporation
3.2(1)	By-Laws
4.1(1)	Form of Share Certificate
5.1(1)	Opinion of Counsel
10.1(1)	Private Placement Memorandum
10.2(1)	Subscription Agreement
10.3(1)	Registration Rights Agreement
10.4(1)	Employment Agreement dated December 22, 2006 between Gateway Certifications, Inc. and Lawrence Williams, Jr.
10.5(1)	Certification Services Contact dated January 1, 2007 between Gateway Certifications and Padua Lugo, Ltd.
10.6(1)	Gateway Certification, Inc. Sublease Agreement dated June 1, 2007
10.7(1)	Website Development Contract dated November 1, 2006 between Gateway Certifications and InfoSoft Consultants
14.1(1)	Code of Ethics
23.1(1)	Consent of D’Arcangelo & Co. LLP
23.2(1)	Consent of Robert L. Diener, Esq. (included with Exhibit 5.1)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

(1) Filed as exhibits to the registrant’s Form SB-2 filed with the SEC on June 29, 2007.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees billed for the last two fiscal years by our principal accountant, D'Arcangelo & Co., LLP in connection with the audit of our financial statements and other professional services rendered by that firm.

	2007	2006

Audit fees	$ 9,500	$ 4,100
Audit-related fees	$ -	$ -
Tax fees	$ 500	$ 500
All other fees	$ -	$ -

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accountant in connection with statutory and regulatory filings or engagements.

Audit-related fees represent professional services rendered for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All other fees represent fees billed for products and services provided by the principal accountant, other than the services reported for in the other categories.

Audit Committee Pre-approval Policies

We do not have an audit committee currently serving, and as a result, our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GATEWAY CERTIFICATIONS, INC.

Date: March 31, 2008	By:	/s/ Lawrence Williams, Jr.
Lawrence Williams, Jr.
(Authorized Officer and Principal Executive Officer)

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Lawrence Williams, Jr.	Chief Executive Officer, President, Chief Financial Officer, Principal Accounting Officer, Director	Date: March 31, 2008
By: /s/ Kwajo Sarfoh	Secretary, Director	Date: March 31, 2008