Form 10QSB
period 2008-03-31
Gateway Certifications, Inc.
filed 2008-05-20
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of May 19, 2008, there were 8,343,000 outstanding shares of the registrant's common stock, $.001 par value per share.

TABLE OF CONTENTS

_________________

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 3.

CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.

OTHER INFORMATION

ITEM 6.

EXHIBITS

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

GATEWAY CERTIFICATIONS, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

March 31, 2008 and December 31, 2007

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS

Current assets
Cash	$ 12,941	$ 18,019
Total current assets	12,941	18,019

Equipment, net of accumulated depreciation	1,287	1,383
of $608 and $512, respectively
	$ 14,228	$ 19,402
Total assets

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Unearned revenue	$ 2,000	$ -
Franchise tax payable	-	450
Rent payable	1,193	-
Commission payable	750	450
Professional fees payable	4,500	3,085
Total current liabilities	8,443	3,985

Stockholders' equity
Common stock $.001 par value, 50,000,000 shares
authorized, 8,343,000 shares issued and outstanding	8,343	8,343

Additional paid in capital	41,507	41,507
Deficit accumulated during the development stage	(44,065)	(34,433)
Total stockholders' equity	5,785	15,417

Total liabilities and stockholders' equity	$ 14,228	$ 19,402

See accompanying notes to condensed financial statements

GATEWAY CERTIFICATIONS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

Three months ended March 31, 2008 and March 31, 2007

	Three Months		Cumulative From Inception
	Ended		(August 30, 2006) to
	March 31,		March 31,
	2008	2007	2008
Revenue
Consulting income	$ 1,000	$ 2,000	$ 4,500
Commission expense	300		750
Net revenue	700	2,000	3,750

General and administrative expenses
Organization costs	-	-	752
Advertising and promotion	820	-	1,910
Computer and internet expense	322	-	1,693
Depreciation expense	96	96	608
Filing fees, dues and subscriptions	444	-	5,486
Legal fees	-	-	1,000
Outside services	-	-	1,200
Office expense	152	1,800	3,650
Rent expense	3,580	-	15,141
Telephone expense	331	-	1,657
Professional fees	4,500	-	14,795
Other expense	87	-	300
Franchise taxes	-	-	900
Total general and administrative expenses	10,332	1,896	49,092

Income/(loss) from operations	(9,632)	104	(45,342)

Other income/(expense)
Miscellaneous income	-	-	1,523
Interest expense	-	-	(246)
Total other income/(expense)	-	-	1,277

Net income/(loss) before income taxes	(9,632)	104	(44,065)

Federal income tax expense	-	36	-

Net income/(loss) from operations	$ (9,632)	$ 68	$ (44,065)

Net loss per common shares outstanding	$ (0.0012)	$ 0.0000

Weighted average shares outstanding:
Basic and diluted	8,343,000	7,954,124

See accompanying notes to condensed financial statements

GATEWAY CERTIFICATIONS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Three months ended March 31, 2008 and March 31, 2007

	Three Months		Cumulative From Inception
	Ended		(August 30, 2006) to
	March 31,		March 31,
Cash flows from operating activities	2008	2007	2008
Net income/(loss) from operations	$ (9,632)	$ 68	$ (44,065)
Adjustments to reconcile net income/(loss) to net
cash used in operating activities
Depreciation	96	96	608
Outside services in exchange for common stock	-	-	1,200
Increase in other receivable	-	(165)	-
Increase/(decrease) in:
Unearned revenue	2,000	(2,000)	2,000
Income tax payable	-	36	-
Franchise tax payable	(450)	-	-
Rent payable	1,193	-	1,193
Commission payable	300	-	750
Professional fees payable	1,415	-	4,500
Net cash used in operating activities	(5,078)	(1,965)	(33,814)

Cash flows from financing activities
Proceeds from issuance of common stock	-	36,700	46,755

Net increase/(decrease) in cash	(5,078)	34,735	12,941

Cash, beginning of period	18,019	3,390	-

Cash, end of period	12,941	38,125	12,941

	Three Months Ended March 31,
			Cumulative from Inception (August 30, 2006) to
			March 31,
	2007	2008	2008

Supplemental disclosure of Cash Flows information cash paid for:
Income taxes	-	-	0
Interest	-	-	246

Supplemental disclosure of non-cash investing and financing activities:

During the period ended December 31, 2006, equipment with a value of $1,895 was contributed to the Company in exchange for common stock.  This contribution and related issuance of common stock has been excluded from the condensed statements of cash flows presented.

See accompanying notes to condensed financial statements

GATEWAY CERTIFICATIONS, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2008

1.

Basis of Presentation

The accompanying unaudited interim condensed financial statements of Gateway Certifications, Inc. and the information for Form 10-QSB have been prepared in accordance with the rules of the Securities and Exchange Commission, and do not include all of the information and note disclosures required by generally accepted accounting principles, and should be read in conjunction with the audited financial statements and notes thereto also contained in Gateway Certifications, Inc. Form 10-KSB/A.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financials statements as reported in Form 10-KSB/A have been omitted.

2.

Common Stock

On April 22, 2008, Gateway Certifications, Inc.’s common stock was cleared for quotation on the OTC Bulletin Board and Pink Sheets. Our trading symbol is GWYC.OB.

3.

  Basic and Diluted Net (Loss) Per Share

The basic net (loss) per common share is computed by dividing the net (loss) by the weighted average number of common shares outstanding.  Diluted net (loss) per common share is computed by dividing the net (loss) adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

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

Overview and Plan of Operation

A brief history and recent developments

Gateway Certifications, Inc. (“Gateway” or the “Company”) was incorporated on August 30, 2006 and became a reporting public company in July 2007. We are headquartered in New York City. Our principal executive offices are located at 250 West 57th Street, Suite 917, New York, NY 10107, and our telephone number is (212) 586-6103. Our website address is www.gcertifications.com.

In company with federal agencies and private organizations, Gateway recognizes the historical lack of access that women, minorities and other qualifying individuals have had to the resources needed to develop their small businesses.

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

Although federal, state, city and local government agencies and public and private corporations do not and can not guarantee any specific amount of business a certified Minority Business, once certified, Minority Businesses achieve preferential access to bid for contracts for goods or services that are related to their respective business concerns.

Results of Operations for the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Our certification and supplier diversity consulting income during the three months ended March 31, 2008 resulted in revenues of $1,000 as compared to the three months ended March 31, 2007 where we had $2,000 in revenues. This was a decrease of $1,000, or 50%. The decrease in certification and supplier diversity consulting income was due to the fact that we were not successful in converting our pipeline of certification and supplier diversity consulting into contracts for the period.

General and administrative expenses for the three months ended March 31, 2008 were $10,332.  This was an increase of $8,436, or 445%, as compared to general and administrative expenses of $1,896 for the three months ended March 31, 2007.  During the three months ended March 31, 2008, we incurred significant professional services fees in the amount of $4,500, filing fees, dues and subscription costs of $444, advertising and promotional expenses of $820, computer and internet expenses of $322, rent expenses of $3,580, office expenses of $152, telephone expenses of $331, depreciation expenses of $96, and other miscellaneous operating expenses amounting to $87.

Depreciation expense for the three months ended March 31, 2008 was $96.  This is an increase of $0, or 0%, as compared to depreciation expense of $96 for the three months ended March 31, 2007.

We had net loss of $9,632 (or basic and diluted loss per share of $0.0012) for the three months ended March 31, 2008, as compared to net income of $68 (or basic and diluted loss per share of $0.0000) for the three months ended March 31, 2007.  The increase in net loss was primarily due to the increase in general and administrative expenses, discussed above, that arose from an increase in operating activities and expenses associated with our registration statement filed on Form SB-2.

Liquidity and Capital Resources

We had total assets of $14,428 as of March 31, 2008. This consisted of total current assets of $12,941, a decrease of $5,078, or 29%, as compared to current assets of $18,019 for the year ended December 31, 2007. Other assets as of March 31, 2008 included property and equipment of $1,287 net of $608 of accumulated depreciation. Based on the amount of cash on our balance sheet and our anticipated revenues, we believe that we have sufficient funds to operate beyond the next quarter without further financing.

We had working capital of $5,785 as of March 31, 2008.

We had total liabilities of $8,443 as of March 31, 2008, which consisted solely of current liabilities. This was an increase of $4,458, or 112%, as compared to total liabilities of $3,985 for the period ended December 31, 2007.

We had an accumulated deficit of $44,065 as of March 31, 2008. This was an increase of $9,632, or 28%, as compared to an accumulated deficit of $34,433 for the period ended December 31, 2007.

We had net cash used in operating activities of $5,078 for the three months ended March 31, 2008, which consisted of net loss of $9,632, depreciation of $96, unearned revenue of $2,000, franchise taxes payable of $450, rent payable of $1,193, commission payable of $300, and professional fees payable of $1,415. The net cash used in operating activities of $5,078 for the three months ended March 31, 2008 represented an increase of $3,113, or 160%, as compared to net cash used in operating activities of $1,965 for the three months ended March 31, 2007.

We had $0 in net cash provided by financing activities for the three months ended March 31, 2008, as compared to $36,700 for the three months ended March 31, 2007, which consisted solely of proceeds from sale of common stock.

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

While we had positive working capital of $5,785 as of March 31, 2008, we had an accumulated deficit of $44,065 incurred  through  March 31, 2008 and recorded a loss from operations of $9,632 for the three months ended March 31, 2008.  Because our auditors issued a going concern opinion pursuant to our Form 10-KSB filed on March 31, 2008, there is substantial uncertainty we will continue operations in which case you could lose your investment.   The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. As such we may have to cease operations and investors could lose their entire investment.

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

We plan to implement an advertising or marketing program and if we fail to attract customers to use our services, we will not be able to generate revenues which could significantly affect our business, financial condition and results of operations.

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

ITEM 3.  CONTROLS AND PROCEDURES

Within 90 days of the filing of this Form 10−QSB, an evaluation was carried out by Lawrence Williams, Jr., our President, CEO, CFO, PAO and Director of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-QSB.  Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported , within the time period specified in the Securities and Exchange Commission's rules and forms , and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, Mr. Williams concluded that as of March 31, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote or for the written consent of security shareholders, through the solicitation of proxies or otherwise, during the three-months ended March 31, 2008 and no meeting of shareholders was held.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herein.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

GATEWAY CERTIFICATIONS, INC.

Date: May 19, 2008	By:	/s/ Lawrence Williams, Jr.
Lawrence Williams, Jr.
(Authorized Officer and Principal Executive Officer)