Form 10-Q
period 2008-06-30
Gateway Certifications, Inc.
filed 2008-08-14
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

GATEWAY CERTIFICATIONS, INC.

Commission File Number: 333-144228

Nevada	20-5548974

(State of organization)	(I.R.S. Employer Identification No.)

  250 West 57th Street

Suite 917

New York, New York 10107

________________________________________

(Address of principal executive offices)

(212) 586-6103

_________________________________________________

Registrant’s telephone number, including area code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]    No [X]

As of August 14, 2008, there were 8,343,000 outstanding shares of the registrant's common stock, $.001 par value per share.

TABLE OF CONTENTS

_________________

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.

CONTROLS AND PROCEDURES

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

ITEM 1A

RISK FACTORS

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.

OTHER INFORMATION

ITEM 6.

EXHIBITS

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

GATEWAY CERTIFICATIONS, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

June 30, 2008 and December 31, 2007

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

Current assets
Cash	$ 1,645	$ 18,019
Other receivable	291	-
Total current assets	1,936	18,019

Equipment, net of accumulated depreciation	1,191	1,383
of $704 and $512, respectively

Total assets	$ 3,127	$ 19,402

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current portion of shareholder loan	$ 250	$ -
Unearned revenue	2,000	-
Income tax payable	-	450
Deposits	50	-
Commission payable	1,200	450
Professional fees payable	1,600	3,085
Total current liabilities	5,100	3,985

	June 30, 2008	December 31, 2007
	(Unaudited)

Shareholder loan	$ 750	$ -
Total liabilities	5,850	3,985

Stockholders' equity/(deficit)
Common stock $.001 par value, 50,000,000 shares
authorized, 8,343,000 shares issued and outstanding	8,343	8,343
Additional paid in capital	41,507	41,507
Deficit accumulated during the development stage	(52,573)	(34,433)
Total stockholders' equity/(deficit)	(2,723)	15,417

Total liabilities and stockholders' equity	$ 3,127	$ 19,402

See accompanying notes to condensed financial statements

GATEWAY CERTIFICATIONS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

Six months ended June 30, 2008 and June 30, 2007

	Three Months		Six Months		Cumulative From Inception
	Ended		Ended		(August 30, 2006) to
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008
Revenue
Consulting income	$1,500	$1,523	$2,500	$3,523	$6,000
Commission expense	450	-	750	-	1,200
Net revenue	1,050	1,523	1,750	3,523	4,800

General and administrative expenses
Organization Costs	-	-	-	-	752

Advertising and Promotion	816	-	1,636	-	2,726

Computer and Internet Expense	249	-	571	-	1,942
Depreciation expense	96	96	192	192	704

Filing fees, dues and subscriptions	1,196	-	1,640	-	6,682
Legal fees	-	-	-	-	1,000
Outside services	-	-	-	-	1,200
Office expense	509	3,250	640	5,050	4,159
Rent expense	4,699	2,922	8,278	2,922	19,840
Telephone expense	375	-	706	-	2,032
Professional fees	1,600	6,500	6,100	6,500	16,395
Other expense	19	-	127	-	319

Franchise taxes	-	546	-	546	900

Total general and administrative expenses	9,558	13,314	19,890	15,210	58,650

Loss from operations	(8,508)	(11,791)	(18,140)	(11,687)	(53,850)
Other income/(expense)	-	-	-	-	-
Miscellaneous income	-	-	-	-	1,523
Interest expense	-	-	-	-	(246)

Total other income/(expense)	-	-	-	-	1,277

Net (loss) before income taxes	(8,508)	(11,791)	(18,140)	(11,687)	(52,573)

Federal income tax expense	-	-	-	36	-

Net (loss)	$(8,508)	$(11,791)	$(18,140)	$(11,723)	$(52,573)

Net loss per common shares outstanding	$(0.0010)	$(0.0015)	$(0.0022)	$(0.0015)

Weighted average shares outstanding:
Basic and diluted	8,343,000	7,954,124	8,343,000	7,954,124

See accompanying notes to condensed financial statements

GATEWAY CERTIFICATIONS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Six months ended June 30, 2008 and June 30, 2007

	Six Months		Cumulative From Inception
	Ended		(August 30, 2006) to
	June 30,		June 30,
Cash flows from operating activities	2008	2007	2008
Net (loss)	$ (18,140)	$(11,687)	$ (52,573)
Adjustments to reconcile net (loss) to net
cash used in operating activities
Depreciation	192	192	704
Outside services in exchange for common stock	-	-	1,200
(Increase)/decrease in other receivable	(291)	835	(291)
Increase/(decrease) in:
Unearned revenue	2,000	(2,000)	2,000
Income tax payable	(450)	(150)	-
Deposit	50	-	50
Rent payable	-	-	-
Commission payable	750	-	1,200
Professional fees payable	(1,485)	6,500	1,600
Net cash used in operating activities	(17,374)	(6,310)	(46,110)

Cash flows from financing activities
Proceeds from issuance of common stock	-	36,700	46,755
Shareholder loan	1,000	-	1,000
Net cash provided by financing activities	1,000	36,700	47,755

Net increase/(decrease) in cash	(16,374)	30,390	1,645

Cash, beginning of period	18,019	3,390	-

Cash, end of period	1,645	33,780	1,645

Supplemental disclosure of Cash Flows information cash paid for:
Income taxes	-	-	0
Interest	-	-	246

Supplemental disclosure of non-cash investing and financing activities
During the period ended December 31, 2006, equipment with a value of $1,895 was contributed to the Company in exchange for common stock. This contribution and related issuance of common stock has been excluded from the condensed statements of cash flows presented.

See accompanying notes to condensed financial statements

GATEWAY CERTIFICATIONS, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2008

1.

Basis of Presentation

The accompanying unaudited interim condensed financial statements of Gateway Certifications, Inc. and the information for Form 10-Q have been prepared in accordance with the rules of the Securities and Exchange Commission, and do not include all of the information and note disclosures required by generally accepted accounting principles, and should be read in conjunction with the audited financial statements and notes thereto also contained in Gateway Certifications, Inc. Form 10-KSB/A.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financials statements as reported in Form 10-KSB/A have been omitted.

2.

Basic and Diluted Net (Loss) Per Share

The basic net (loss) per common share is computed by dividing the net (loss) by the weighted average number of common shares outstanding.  Diluted net (loss) per common share is computed by dividing the net (loss) adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

3.

Unsecured Promissory Note

On June 19, 2008, the Company and Lawrence Williams, Jr., an officer of the Company, entered into an unsecured promissory note for the amount of $1,000 loaned by Mr. Williams to the Company (“Williams Loan”). Interest shall accrue on the principal amount of this note at a rate of eight percent (8%) per annum. The Company shall pay the Williams Loan in twelve (12) quarterly installments of approximately $83 payable each on the last day of each quarter with the first such installment on December 31, 2008 until the principal and interest have been paid in full.  The outstanding principal and accrued interest on Williams Loan is due June 30, 2013.

On July 23, 2008, the Company and Kwajo Sarfoh, secretary of the Company, entered into an unsecured promissory note for the amount of $1,000 loaned by Mr. Sarfoh to the Company (“Sarfoh Loan”). Interest shall accrue on the principal amount of this note at a rate of eight percent (8%) per annum. The Company shall pay the Sarfoh Loan in twelve (12) quarterly installments of approximately $83 payable each on the last day of each quarter with the first such installment on December 31, 2008 until the principal and interest have been paid in full.  The outstanding principal and accrued interest on Sarfoh Loan is due July 30, 2013.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "believe," "anticipate," "expect," "estimate," “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks,"; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained in this report on Form 10-Q, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis or Plan of Operation" identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

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

Results of Operations for the Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Our certification and supplier diversity consulting income during the six months ended June 30, 2008 resulted in net revenues of $1,750 as compared to the six months ended June 30, 2007 where we had $3,523 in revenues. This was a decrease of $1,773, or 50%. The decrease in certification and supplier diversity consulting income was due to the fact that we were not successful in converting our pipeline of certification and supplier diversity consulting into contracts for the period.

General and administrative expenses for the six months ended June 30, 2008 were $19,890.  This was an increase of $4,680, or 31%, as compared to general and administrative expenses of $15,210 for the six months ended June 30, 2007.  During the six months ended June 30, 2008, we incurred professional services fees in the amount of $6,100, filing fees, dues and subscription costs of $1,640, advertising and promotional expenses of $1,636, computer and internet expenses of $571, rent expenses of $8,278, office expenses of $640, telephone expenses of $706, depreciation expenses of $192, and other miscellaneous operating expenses amounting to $127.

Depreciation expense for the six months ended June 30, 2008 was $192.  This is an increase of $0, or 0%, as compared to depreciation expense of $192 for the six months ended June 30, 2007.

We had net loss of $18,140 (or basic and diluted loss per share of $0.0022) for the six months ended June 30, 2008, as compared to a net loss of $11,723 (or basic and diluted loss per share of $0.0015) for the six months ended June 30, 2007.  The increase in net loss was primarily due to the increase in general and administrative expenses, discussed above, that arose from an increase in overall operating activities associated with conducting our business.

Liquidity and Capital Resources

We had total current assets of $1,936 as of June 30, 2008. This consisted of cash of $1,645 and an other receivable of $291, a decrease of $16,083, or 89%, as compared to current assets of $18,019 for the year ended December 31, 2007. Other assets as of June 30, 2008 included property and equipment of $1,191 net of $704 of accumulated depreciation.

We had negative working capital of $3,164 as of June 30, 2008.

We had total liabilities of $5,850 as of June 30, 2008, which consisted of current liabilities of $5,100 and long term liabilities related to a shareholder loan of $750. This was an increase of $1,865, or 47%, as compared to total liabilities of $3,985 for the period ended December 31, 2007.

We had an accumulated deficit of $52,573 as of June 30, 2008. This was an increase of $18,140, or 53%, as compared to an accumulated deficit of $34,433 for the period ended December 31, 2007.

We had net cash used in operating activities of $17,374 for the six months ended June 30, 2008, which consisted of net loss of $18,140, depreciation of $192, decrease in other receivable of $291, unearned revenue of $2,000, decrease in income tax payable of $450, a customer deposit of $50, commission payable of $750, and a decrease in professional fees payable of $1,485. The net cash used in operating activities of $17,374 for the six months ended June 30, 2008 represented an increase of $11,064, or 175%, as compared to net cash used in operating activities of $6,310 for the six months ended June 30, 2007.

We had $1,000 in net cash provided by financing activities for the six months ended June 30, 2008, as compared to $36,700 for the six months ended June 30, 2007, which consisted solely of proceeds from sale of common stock.

We have no specific commitments for any future capital expenditures.  However, we will continue to incur normal operating expenses and routine fees and expenses incident to our reporting duties as a public company. Our cash requirements for the next twelve months are relatively modest, principally rent, other office expense and accounting expenses.

Unless we receive additional capital, we will only be able to pay our future debts and meet operating expenses by conducting profitable operations or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than successful and profitable operations.  Management and the shareholders are not obligated to provide any further funding. Notwithstanding, on June 19, 2008 and July 23, 2008, two officers of the Company each loaned the Company $1,000 for operating expenses and, if positive cash flows are not achieved through operations over the next three months of operations, will likely loan the Company additional capital to fund the Company’s operating expenses. Any of our shareholders and management who advance money to us to cover operating expenses will expect to be reimbursed when the Company achieves positive cash flows.

 Outside of principal loans, we do not have any other identified sources of additional capital from third parties or from shareholders. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. Any additional financing may involve dilution to our shareholders. In the alternative, additional funds may be provided from cash flow in excess of that needed to finance our day-to-day operations, although we may never generate this excess cash flow. If we do not raise additional capital or generate additional funds, implementation of our plans for expansion will be delayed. If necessary we may withdraw from certain growth strategies to conserve cash for continued operation

We have no intention of borrowing money to reimburse or pay commissions to any of our officers, directors or shareholders or their affiliates. Other than as presented in our registration statement on Form SB-2, there currently are no plans to sell additional securities to raise capital, although sales of securities may be necessary to obtain needed funds.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

ITEM 4.

CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required  disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

We plan to improve our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our board of directors. We believe that this effort is sufficient to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our Chief Executive Officer, Chief Financial Officer and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

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

ITEM 1A.

RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

Except as may have previously been disclosed on our registration statement on Form SB-2, a current report on Form 8-K or a quarterly report on Form 10-Q, we have not sold any of our securities in a private placement transaction or otherwise during the past three years.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote or for the written consent of security shareholders, through the solicitation of proxies or otherwise, during the three-months ended June 30, 2008 and no meeting of shareholders was held.

ITEM 5.  OTHER INFORMATION

On June 19, 2008, the Company and Lawrence Williams, Jr., an officer of the Company, entered into an unsecured promissory note for the amount of $1,000 loaned by Mr. Williams to the Company (“Williams Loan”). Interest shall accrue on the principal amount of this note at a rate of eight percent (8%) per annum. The Company shall pay the Williams Loan in twelve (12) quarterly installments of approximately $83 payable each on the last day of each quarter with the first such installment on December 31, 2008 until the principal and interest have been paid in full.  The outstanding principal and accrued interest on Williams Loan is due June 30, 2013.

On July 23, 2008, the Company and Kwajo Sarfoh, secretary of the Company, entered into an unsecured promissory note for the amount of $1,000 loaned by Mr. Sarfoh to the Company (“Sarfoh Loan”). Interest shall accrue on the principal amount of this note at a rate of eight percent (8%) per annum. The Company shall pay the Sarfoh Loan in twelve (12) quarterly installments of approximately $83 payable each on the last day of each quarter with the first such installment on December 31, 2008 until the principal and interest have been paid in full.  The outstanding principal and accrued interest on Sarfoh Loan is due July 30, 2013.

ITEM 6.  EXHIBITS

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1*	Unsecured Promissory Note between Gateway Certifications, Inc. and Lawrence Williams, Jr.

10.2*	Unsecured Promissory Note between Gateway Certifications, Inc. and Kwajo Sarfoh

* Filed herein.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

GATEWAY CERTIFICATIONS, INC.

Date: August 14, 2008	By:	/s/ Lawrence Williams, Jr.
Lawrence Williams, Jr.
Chief Executive Officer and Principal Accounting Officer