Form 10KSB/A
period 2007-12-31
Gateway Certifications, Inc.
filed 2008-09-11
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB/A2

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [    ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A2 or any amendment to this Form 10-KSB/A2.  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

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

Form 10-KSB/A2

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

Form 10-KSB/A2

For the Fiscal Year Ended December 31, 2007

PART I

Forward Looking Statement

This Annual Report on Form 10-KSB/A2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” “estimates” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof. We caution investors that our business and financial performance and the matters described in these forward-looking statements are subject to substantial risks and uncertainties. For further information regarding these risks and uncertainties, please refer to publicly available documents that we have filed with the Securities and Exchange Commission (the “SEC”). Because of these risks and uncertainties, some of which may not be currently ascertainable and many of which are beyond our control, actual results could differ materially from those projected in the forward-looking statements. Deviations between actual future events and our estimates and assumptions could lead to results that are materially different from those expressed in or implied by the forward looking statements. We do not intend to update these forward looking statements to reflect actual future events. The terms “Gateway,” “GCI”, “we,” “us,” “our,” and the “Company” refer to Gateway Certifications, Inc.

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

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Gateway Certifications, Inc.

We have audited the accompanying balance sheet of Gateway Certifications, Inc. (a development stage company) as of December 31, 2007 and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2007 and for the period from August 30, 2006 (inception) to December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gateway Certifications, Inc. as of December 31, 2007, and the results of its operations and its cash flows each of the years in the two-year period ended December 31, 2007 and from for the period from inception (August 30, 2006) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

ITEM 8A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required  disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. During the course of their audit of our financial statements, our auditors identified material adjustments relating to commissions payable and rent expenses that related to but that were not adequately accrued for at the end of the current period that were later paid for in the subsequent period. The consolidated financial statements in this 10-KSB filing have been adjusted to include these changes. Management has had discussions with its auditors in an effort to remediate these adjustments and is working on plans to properly accrue for commission’s payable and rent expenses for the period they relate. We believe these plans when finalized will enable us to avoid these types of adjustments in the future and will continue our efforts to improve our control processes and procedures.

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

Employment Contracts

On December 22, 2006, the Company and Lawrence Williams, Jr., our CEO, President, Chief Financial Officer, Principal Financial and Accounting Officer and a Director, entered into an employment agreement that currently extends until December 22, 2008. The employment contract provides for an initial term of employment of two years, which is automatically extended for an additional one year term unless either party notifies the other of its intention not to renew for an additional year at least 30 days prior to the expiration of the then current term. As compensation, Mr. Williams is paid thirty percent (30%) of the gross revenues he derives on behalf of the Company. In addition, the employment agreement contains a non-disclosure and a non-compete clause for a period of 12 months from the date of his departure or termination from the Company.

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

GATEWAY CERTIFICATIONS, INC.

Date: September 10, 2008	By:	/s/ Lawrence Williams, Jr.
Lawrence Williams, Jr.
(Authorized Officer and Principal Executive Officer)

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Lawrence Williams, Jr.	Chief Executive Officer, President, Chief Financial Officer, Principal Accounting Officer, Director	Date: September 10, 2008
By: /s/ Kwajo Sarfoh	Secretary, Director	Date: September 10, 2008