Form 10-Q/A
period 2008-03-31
Gateway Certifications, Inc.
filed 2008-09-11
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

TABLE OF CONTENTS

_________________

PART I - FINANCIAL INFORMATION

ITEM 1.

INTERIM FINANCIAL STATEMENTS

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYYSIS OR PLAN OF OPERATIONS

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

During the course of their review of our financial statements, our auditors identified material adjustments relating to commissions payable and rent expenses that related to but that were not adequately accrued for at the end of the current period that were later paid for in the subsequent period. The consolidated financial statements in this 10-Q filing have been adjusted to include these changes. Management has had discussions with its auditors in an effort to remediate these adjustments and is working on plans to properly accrue for commission’s payable and rent expenses for the period they relate. We believe these plans when finalized will enable us to avoid these types of adjustments in the future and will continue our efforts to improve our control processes and procedures.

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