Form 10-Q
period 2008-09-30
Gateway Certifications, Inc.
filed 2008-11-14
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

GATEWAY CERTIFICATIONS, INC.

Commission File Number: 333-144228

Nevada	20-5548974

(State of organization)	(I.R.S. Employer Identification No.)

 35 Meadow Street

Suite 308

Brooklyn, NY 11206

________________________________________

(Address of principal executive offices)

(718) 336-3922

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

Yes [  ]    No [X]

As of November 13, 2008, there were 8,343,000 outstanding shares of the registrant's common stock, $.001 par value per share.

TABLE OF CONTENTS

_________________

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYYSIS OR PLAN OF OPERATIONS

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.

CONTROLS AND PROCEDURES

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

ITEM 1A.

RISK FACTORS

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.

OTHER INFORMATION

ITEM 6.

EXHIBITS

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

GATEWAY CERTIFICATIONS, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

Current assets
Cash	$ 200	$ 18,019
Total current assets	200	18,019

Equipment, net of accumulated depreciation	1,095	1,383
of $ 800 and $ 512 , respectively

Total assets	$ 1,295	$ 19,402

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities
Current portion of shareholder loans	$ 666	-
Shareholder demand note payable	500	-
Unearned revenue	2,000	-
Interest payable	60	-
Accounts payable	308	-
Income tax payable	-	450
Deposits	50	-
Commission payable	1,200	450
Professional fees payable	3,200	3,085
Total current liabilities	7,984	3,985

Long-Term Liabilities
Shareholder loans	1,334	-
Total liabilities	$ 9,318	$ 3,985

Stockholders’ equity/(deficit)
Common stock $.001 par value, 50,000,000 shares
authorized, 8,343,000 shares issued and outstanding	8,343	8,343
Additional paid in capital	41,507	41,507
Deficit accumulated during the development stage	(57,873)	(34,433)
Total stockholders’ equity/(deficit)	(8,023)	15,417

Total liabilities and stockholders' equity/(deficit)	$ 1,295	$ 19,402

See accompanying notes to condensed financial statements

GATEWAY CERTIFICATIONS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months		Nine Months		Cumulative From Inception
	Ended		Ended		(August 30, 2006) to
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008
Revenue
Consulting income	$ -	$ -	$ 2,500	$ 3,523	$ 6,000
Commission expense	-	-	750	-	1,200
Net revenue	-	-	1,750	3,523	4,800

General and administrative expenses
Organization costs	-	-	-	-	752
Advertising and promotion	822	-	2,458	-	3,548
Computer and internet expense	156	-	726	-	2,098
Depreciation expense	96	96	288	288	800
Filing fees, dues and subscriptions	94	-	1,734	-	6,776
Legal fees	-	-	-	-	1,000
Outside services	-	-	-	-	1,200
Office expense	43	4,453	683	9,503	4,202
Rent expense	1,943	3,956	10,221	6,878	21,783
Telephone expense	306	-	1,013	-	2,338
Professional fees	1,630	1,000	7,730	7,500	18,025
Other expense	-	-	127	-	318
Franchise taxes	150	-	150	546	1,050
Total general and administrative expenses	5,240	9,505	25,130	24,715	63,890

Loss from operations	(5,240)	(9,505)	(23,380)	(21,192)	(59,090)

Other income/(expense)
Miscellaneous income	-			-	1,523

Interest expense	(60)	-	(60)	-	(306)
Total other income/(expense)	(60)		(60)	-	1,217

Net (loss) before income taxes	(5,300)	(9,505)	(23,440)	(21,192)	(57,873)

Federal income tax expense	-	-	-	-	-

Net (loss)	$ (5,300)	$ (9,505)	$ (23,440)	$ (21,192)	$ (57,873)

Net loss per common shares outstanding	$ (0.0006)	$ (0.0011)	$ (0.0028)	$ (0.0026)

Weighted average common shares outstanding:
Basic and diluted	8,343,000	8,317,000	8,343,000	8,197,355

See accompanying notes to condensed financial statements

GATEWAY CERTIFICATIONS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months		Cumulative From Inception
	Ended		(August 30, 2006) to
	September 30,		September 30,
Cash flows from operating activities	2008	2007	2008
Net (loss)	$ (23,440)	$ (21,192)	$ (57,873)
Adjustments to reconcile net (loss) to net
cash used in operating activities
Depreciation	288	288	800
Outside services in exchange for common stock	-	-	1,200
Decrease in other receivable	-	835
Increase/(decrease) in:
Unearned revenue	2,000	(2,000)	2,000
Interest payable	60	-	60
Income taxes payable	(450)	(150)	-
Accounts payable	308		308
Deposit	50	-	50
Commission payable	750	-	1,200
Professional fees payable	115	1,195	3,200
Net cash used in operating activities	(20,319)	(21,024)	(49,055)

Cash flows from financing activities
Proceeds from issuance of common stock	-	36,700	46,755
Proceeds from shareholder demand note payable	500	-	500
Proceeds from shareholder loans	2,000	-	2,000
Net cash provided by financing activities	2,500	36,700	49,255

Net increase/(decrease) in cash	(17,819)	15,676	200

Cash, beginning of period	18,019	3,390	-

Cash, end of period	200	19,066	200

Supplemental disclosure of Cash Flows information:
Cash paid for:
Income taxes	-	-	-
Interest	-	-	246

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

September 30, 2008

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

Shareholder Loans Payable

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

On July 23, 2008, the Company and Kwajo Sarfoh., secretary of the Company, entered into an unsecured promissory note for the amount of $1,000 loaned by Mr. Sarfoh to the Company (“Sarfoh Loan”). Interest shall accrue on the principal amount of this note at a rate of eight percent (8%) per annum. The Company shall pay the Sarfoh Loan in twelve (12) quarterly installments of approximately $83 payable each on the last day of each quarter with the first such installment on December 31, 2008 until the principal and interest have been paid in full.  The outstanding principal and accrued interest on Sarfoh Loan is due July 30, 2013.

4.

Shareholder Demand Note Payable

On July 29, 2008, Kwajo Sarfoh., secretary of the Company, loaned the Company $500 (“Sarfoh Demand Loan”). Interest shall accrue on the principal amount of the note at a rate of eight percent (8%) per annum. The Company shall pay the Sarfoh Demand Loan with accrued interest on demand, but no later than July 29, 2013.

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

Overview and Plan of Operation

A brief history and recent developments

Gateway Certifications, Inc. (“Gateway” or the “Company”) was incorporated on August 30, 2006 and became a reporting public company in July 2007. We are headquartered in Brooklyn. Our principal executive offices are located at 35 Meadow Street, Brooklyn, NY 11206, and our telephone number is (718) 336-3922. Our website address is www.gcertifications.com.

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

Although federal, state, city and local government agencies and public and private corporations do not and can not guarantee any specific amount of business to a certified Minority Business, once certified, Minority Businesses achieve preferential access to bid for contracts for goods or services that are related to their respective business concerns.

Results of Operations for the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Our certification and supplier diversity consulting income during the nine months ended September 30, 2008 resulted in net revenues of $1,750 as compared to the nine months ended September 30, 2007 where we had $3,523 in net revenues. This was a decrease of $1,773, or 50%. The decrease in certification and supplier diversity consulting income was due to the fact that we were not successful in converting potential clients of certification and supplier diversity consulting into contracts for the period.

General and administrative expenses for the nine months ended September 30, 2008 were $25,130.  This was an increase of $415, or 2%, as compared to general and administrative expenses of $24,715 for the nine months ended September 30, 2007.  During the nine months ended September 30, 2008, we incurred professional services fees in the amount of $7,730, filing fees, dues and subscription costs of $1,734, advertising and promotional expenses of $2,458, computer and internet expenses of $726, rent expenses of $10,221, office expenses of $683, telephone expenses of $1,013, depreciation expenses of $288, franchise tax of $150, and other miscellaneous operating expenses amounting to $127.

Depreciation expense for the nine months ended September 30, 2008 was $288. This is an increase of $0, or 0%, as compared to depreciation expense of $288 for the nine months ended September 30, 2007.

We had net loss of $23,440 (or basic and diluted loss per share of $0.0028) for the nine months ended September 30, 2008, as compared to a net loss of $21,192 (or basic and diluted loss per share of $0.0026) for the nine months ended September 30, 2007.  The increase in net loss was primarily due to the increase in general and administrative expenses, discussed above, that arose from an increase in overall operating activities associated with conducting our business.

Liquidity and Capital Resources

We had total assets of $1,295 as of September 30, 2008. This consisted of total current assets of $200, a decrease of $17,819, or 99%, as compared to current assets of $18,019 for the year ended December 31, 2007. Other assets as of September 30, 2008 included property and equipment of $1,095 net of $800 of accumulated depreciation.

We had negative working capital of $7,784 as of September 30, 2008.

We had total liabilities of $9,318 as of September 30, 2008, which consisted of current liabilities of $7,984 and long term liabilities related to shareholder loans of $1,334. This was an increase of $5,333 or 134%, as compared to total liabilities of $3,985 for the period ended December 31, 2007.

We had an accumulated deficit of $57,873 as of September 30, 2008. This was an increase of $23,440 or 68%, as compared to an accumulated deficit of $34,433 for the period ended December 31, 2007.

We had net cash used in operating activities of $20,319 for the nine months ended September 30, 2008. The net cash used in operating activities of $20,319 for the nine months ended September 30, 2008 represented an decrease of $705, or 3%, as compared to net cash used in operating activities of $21,024 for the nine months ended September 30, 2007.

We had $2,500 in net cash provided by financing activities for the nine months ended September 30, 2008, as compared to $36,700 for the nine months ended September 30, 2007, which consisted solely of shareholder loans as compared to proceeds from sale of common stock for the nine months ended September 30, 2008 and 2007, respectively.

We have no specific commitments for any future capital expenditures.  However, we will continue to incur normal operating expenses and routine fees and expenses incident to our reporting duties as a public company. Our cash requirements for the next twelve months are relatively modest, principally rent, other office expense and accounting expenses.

Unless we receive additional capital, we will only be able to pay our future debts and meet operating expenses by conducting profitable operations or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than successful and profitable operations.  Management and the shareholders are not obligated to provide any further funding. Notwithstanding, on July 29, 2008, an officer of the Company loaned the Company $500 for operating expenses and, if positive cash flows are not achieved through operations over the next three months of operations, will likely loan the Company additional capital to fund the Company’s operating expenses. Any of our shareholders and management who advance money to us to cover operating expenses will expect to be reimbursed when the Company achieves positive cash flows.

Outside of principal loans, we do not have any other identified sources of additional capital. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. Any additional financing may involve dilution to our shareholders. In the alternative, additional funds may be provided from cash flow in excess of that needed to finance our day-to-day operations, although we may never generate this excess cash flow. If we do not raise additional capital or generate additional funds, implementation of our plans for expansion will be delayed. If necessary we may withdraw from certain growth strategies to conserve cash for continued operation.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including changes in interest rates.  The Company does not undertake any specific actions to limit this exposure.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote or for the written consent of security shareholders, through the solicitation of proxies or otherwise, during the nine months ended September 30, 2008, and no meeting of shareholders was held.

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

GATEWAY CERTIFICATIONS, INC.

Date: November 13, 2008	By:	/s/ Lawrence Williams, Jr.
Lawrence Williams, Jr.
Chief Executive Officer and Principal Accounting Officer