Form 10-K
period 2008-12-31
Gateway Certifications, Inc.
filed 2009-03-31
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission File Number 021-101851

GATEWAY CERTIFICATIONS, INC. (Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	20-5548974 (IRS Employer Identification No.)

35 Meadow Street Suite 308 Brooklyn, NY 11206 (Address of Principal Executive Offices)

(718) 366-3922 (Issuer’s Telephone Number, Including Area Code)

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

The issuer’s revenue for the most recent fiscal year ended December 31, 2008 was $2,500.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $78,600 as of December 31, 2008, based upon the per share closing sale price of our most recent offering of $0.20.

As of March 31, 2009, the registrant had 8,343,000 shares of common stock outstanding, $.001 par value per share.

Documents incorporated by reference: None.

Transitional small business disclosure format: Yes [  ]   No [X]

Form 10-KSB

For the Fiscal Year Ended December 31, 2008

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

Item 12.

Certain Relationships and Related Transactions, and Director Independence

Item 13.

Exhibits

Item 14.

Principal Accountant Fees and Services

Signatures

i

Form 10-KSB

For the Fiscal Year Ended December 31, 2008

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

Employees

As of December 31, 2008, the Company had one employee, Lawrence Williams, Jr., our CEO, President, Chief Financial Officer, Principal

Financial and Accounting Officer, Secretary and a Director.

ITEM 2.  DESCRIPTION OF PROPERTY

Our executive offices are located at 35 Meadow Street, Suite 308, Brooklyn, NY 11206. Beginning August 1, 2008, the Company utilizes this office space on a rent free basis from Securitas Edgar Filings, Inc., a company that is owned by Mr. Kwajo Sarfoh, a majority stockholder of the Company. The Company believes that this space will be sufficient for its needs for the period ending August 1, 2009, or, until such time as Company growth necessitates the need to find larger office space.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings as of the date of this filing.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote or for the written consent of security shareholders, through the solicitation of proxies or otherwise, during the three-months ended December 31, 2008 and no meeting of shareholders was held.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted on the OTCBB under the symbol “GWYC”.

Holders of Our Common Stock

As at December 31, 2008, we had forty three (43) registered holders of our common stock. We have no equity based compensation plans or outstanding options or warrants.

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

None.

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

A brief history and recent developments

Gateway Certifications, Inc. was incorporated on August 30, 2006 and became a reporting public company in July 2007. Our principal executive offices are located at 35 Meadow Street, Suite 308, Brooklyn, NY 11206, and our telephone number is (718) 366-3922. Our website address is www.gcertifications.com.

Results of Operations for the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Our certification and supplier diversity consulting income for the twelve months ended December 31, 2008 was $2,500.  This was a decrease of $1,000, or 29%, as compared to certification and supplier diversity consulting income of $3,500 for the twelve months ended December 31, 2007.  The decrease in certification and supplier diversity consulting income was due to economic downturn and the fact that our search engine optimization agreement with Idearc Media Corp. to promote and drive traffic to Gateway’s online website at www.gcertifications.com expired on August 11, 2008.

General and administrative expenses for the twelve months ended December 31, 2008 were $30,262.  This was a decrease of $4,390, or 13%, as compared to general and administrative expenses of $34,652 for the twelve months ended December 31, 2007.  During the twelve months ended December 31, 2008, we incurred professional services fees consisting of accounting and legal fees in the amount of $10,700 in connection with our public reporting obligations, filing fees, dues and subscription costs of $1,987, advertising and promotional expenses of $2,713, computer and internet expenses of $726, rent expenses of $10,221, office expenses of $1,027, telephone expenses of $1,517, franchise taxes of $860, and other miscellaneous operating expenses amounting to $127.

Depreciation expense for the twelve months ended December 31, 2008 was $384.  This is an increase of $0 or 0%, as compared to depreciation expense of $384 for the twelve months ended December 31, 2007.

Interest expense for the twelve months ended December 31, 2008 was $117 and related to the interest on the Unsecured Promissory Notes in the amounts of $2,000 and $1,000 loaned by each of Mr. Williams and Mr. Sarfoh, respectively to the Company, as well the interest on shareholder demand notes payable.  This is a decrease of $129, or 52%, as compared to interest expense of $246 for the twelve months ended December 31, 2007. The decrease in interest expense is due to interest incurred on tax payments in 2007 that was not present in 2008.

We had net loss of $28,629 (or basic and diluted loss per share of $0.0034) for the twelve months ended December 31, 2008, as compared to net loss of $30,325 (or basic and diluted loss per share of $0.0037) for the twelve months ended December 31, 2007.  The decrease in net loss was primarily due to the decrease in general and administrative expenses, discussed above.

Liquidity and Capital Resources

As of December 31, 2008, we had total current assets of $383 consisting of cash.

As of December 31, 2008, we had total current liabilities of $12,844 consisting of franchise tax payable of $710, commission payable of $1,200, professional fees payable of $6,423, current portion of shareholder loans of $1,250, shareholder demand notes payable of $1,000, unearned revenue of $2,000, accounts payable of $94, loan interest payable of  $117, and a deposit amount of $50.

We had negative working capital of $12,461 as of December 31, 2008.

During the twelve months ended December 31, 2008, net cash decreased $17,636; consisting of $21,636 used in operating activities which was partially offset by $4,000 provided by financing activities.

Cash used in operating activities during the twelve months ended December 31, 2008 was $21,636. It consisted of the following items: net loss of $28,629, depreciation of $384, an increase in unearned revenue of $2,000, an increase in franchise payable of $260, an increase in commission payable of $750, an increase in professional fees payable of $3,338, an increase in accounts payable of $94, an increase in deposits of $50, and an increase in loan interest payable of $117.

Cash flows from operations were not sufficient to fund our requirements during the twelve months ended December 31, 2008. Our current cash requirements are approximately $1,000 per month. To make up the short fall, our majority stockholders loaned the Company $4,000 during the twelve months ended December 31, 2008.

Net cash provided by financing activities was $4,000 for twelve months ended December 31, 2008, consisting of loans from our majority shareholder of $4,000.

On November 15, 2008, our board of directors determined that it was in the best interests of the Company to issue a commercial note, whereby the Company would enter into credit agreements with the majority stockholders Mr. Sarfoh and Mr. Belton (collectively referred to as “Creditors”) to obtain credit for working capital and other general business purposes (“Credit Agreement”). Pursuant to the terms of the Credit Agreement, Creditors are willing to extend credit to the Company in the amount of up to $17,000.

In consideration for the credit extensions (“Loans”), the Company executed and delivered in favor of Creditors a commercial promissory note (“Note”) providing with respect to the Loans a maturity date of June 30, 2013 and interest accruing on the principal balance outstanding from time to time at an annual rate of eight percent (8%) payable. All outstanding principal and unpaid interest under the Note and all other amounts due and payable under this Note shall become automatically due and payable, without demand or notice, on June 30, 2013. The Note shall be prepayable without premium or penalty.

Outside of Loans, we do not have any other identified sources of additional capital. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. Any additional financing may involve dilution to our shareholders. In the alternative, additional funds may be provided from cash flow in excess of that needed to finance our day-to-day operations, although we may never generate this excess cash flow. If we do not raise additional capital or generate additional funds, implementation of our plans for expansion will be delayed. If necessary we may withdraw from certain growth strategies to conserve cash for continued operations.

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

•

inability to pay legal and accounting fees and other operating expenses; or

•

curtailing or eliminating our ability to continue operations;

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Plan of Operations for the Twelve Months Ending December 31, 2009

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

Direct  Targeted Marketing

To generate revenues over the next three months for both our certification and supplier diversity consulting services, we will execute our direct targeted marketing strategy. This strategy is aimed at owners and senior executives of both non-certified and pre-existing certified Minority Businesses located within New York and New Jersey.  According to 1997 US Census Bureau data, there were over 1,509,829 and 654,227minority and women owned businesses located within New York and New Jersey, respectively. Further, according to the 1997 US Census Bureau data, New York was amongst the top five cities with the largest number of women-owned companies, consisting of 167,898 firms, with the services industry representing approximately 55% of this amount.

Based upon sales and receipts, employees, and payroll statistics obtained from the 1997 US Census Bureau data, in conjunction with corporate, federal and state procurement opportunities available in New York and New Jersey, the Company is focusing its efforts over the next twelve months primarily with companies within the construction, manufacturing, retail and service industries. We plan to purchase the 2009 New York and New Jersey Minority Business Directory (“Directory”).  By industry, the Directory contains the business name, location and contact information, contact individual and information indicating the minority class and gender ownership of the company.

On May 24, 2007, GCI became a member of the National Minority Business Council, Inc. (“Council”) located in New York City. Our membership in the Council is due to expire on May 31, 2009, and we plan to renew this membership with the council before it expires. The Council’s members are comprised of companies that are both non-certified and certified. Within the Council, we plan to market our certification and SDC services.

Over the next twelve months of operations we will directly contact approximately eight hundred (800) minority business owners (MBO’s), or an average of approximately sixty seven (67) MBO’s in each of the next twelve months.

Search Engine Optimization

On August 10, 2007, in an effort to move its website URL to the top of the search results for ‘minority and women certification’ by manual submission to the top major search engines, such as Yahoo, Google, MSN, Altavista, and AOL, and to transform its website into a source of business development in the Company’s niche market, Gateway entered into a one year agreement with Idearc Media Corp. (“Publisher”) for online search engine optimization to promote and drive traffic to Gateway’s online website at www.gcertifications.com. Through Superpages.com®, which averages 2.8 billion network searches per year, Publisher offers an Internet Yellow Pages, offering Gateway a distribution network, targeted advertising solutions and online traffic to reach and promote our minority and women business certification and supplier diversity consulting services with qualified customers. The agreement with Publisher expired on August 11, 2008 and we plan to renegotiate and enter into a similar contract with Publisher in the middle of 2009.

Conferences & Seminars

To generate market awareness, build prospective sales channels and to gain access and develop relationships with qualified minority companies, management has attended and will continue to attend seminars and conferences.

Press Releases

To aid in crafting its image and brand, and to generate market awareness for our services, Gateway plans to engage an independent contractor to write press releases discussing the benefits of its service offerings. Gateway management understands the importance of a comprehensive marketing program to maximize its ability to market and sell the services it offers and, although no contact has been initiated by Gateway, Gateway has identified a company to disseminate the press releases. The Company plans to engage this company for the following: (1) Trade Industry Specific distribution; (2) Hispanic, Black Media & Asian American Newsline distribution, and (3) New York Metro distribution services. In addition to the fees for the independent contractor’s services, the Company estimates a cost of $1,500 on a semi-annual basis to implement this initiative.

Risks Factors

Uncertainty exists as to whether our Company will have adequate capital to execute the plan of business operations over the next 12 months thereby making an investment in our Company speculative.

We require additional capital to market, brand and provide our certification and supplier diversity consulting (SDC) services until sufficient revenues can be generated for us to be self-sustaining. Our management projects that it will require operational income in the minimum amount of $15,000 over the next 12 months to allocate towards the marketing and advertising of our services.  In the event that we are unable to generate this amount through operational activities, or raise a minimum of $15,000 before all of the funds available to be loaned to the Company through the Credit Agreements are expended, an investment made in our Company may become worthless.

We have been subject to a going concern opinion from our independent auditors.

Our independent auditors added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2008, relative to our ability to continue as a going concern.  We had negative working capital of $12,461 and an accumulated deficit of $63,062 incurred through December 31, 2008. Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.   The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. As such we may have to cease operations and investors could lose their entire investment.

If we were to lose the services of Mr. Williams we may not be able to execute our business strategy.

Our future success depends in large part upon the continued service of our CEO, President, Chief Financial Officer, Principal Financial and Accounting Officer, Secretary and Director, Lawrence Williams, Jr. Although we entered into an employment agreement with Mr. Williams, the loss of Mr. Williams could seriously harm our business and require us to seek replacements who may have less experience or who may not understand our business as well, or we may not be able to find a suitable replacement.

Our executive officer and majority stockholders may significantly influence matters to be voted on and their interests may differ from, or be adverse to, the interests of our other stockholders.

The Company’s executive officer and director Mr. Williams and its majority stockholders currently control approximately 95% of our outstanding common stock.  Accordingly, the Company’s executive officer and majority stockholders possess significant influence over the Company on matters submitted to the stockholders for approval. This amount of control by our executive officer and majority stockholders gives them substantial ability to determine the future of our Company, and as such, they may elect to close the business, change the business plan or make any number of other major business decisions without the approval of shareholders. The interest of our majority stockholders may differ from the interests of our other stockholders and could therefore result in corporate decisions that are adverse to other stockholders.

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

Because our present officer and director has only limited experience in providing certification and SDC services, we may need to attract, hire and retain personnel with certification experience in order to be competitive.

Although our officer has attended several seminars, conferences and trainings related to certifying companies, our officer has limited experience in certifying and providing SDC services to qualified Minority Businesses.  Accordingly, Mr. Williams has not had any significant experience in providing certification or SDC services. If we do not generate revenues we will not be able to hire an individual with certification experience until such time, if any, as we generate profits. Accordingly, there can be no assurance that we will be able to hire any experienced personnel.  If we are unable to attract and retain qualified personnel with certification experience we may be at a competitive disadvantage.

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

We market our services directly to senior executives of women, minority and other qualified small businesses. In the next twelve months of operations, the Company’s primary marketing efforts will center on its online presence through its website and search engine optimization. We believe that building awareness of our certification service offerings is critical to generating our client base. Even if we are able to implement our complete advertising and marketing plan in the next twelve months, we cannot assure you that we will be successful in obtaining customers.  If we fail to attract customers to use our services, we will be unable to generate revenues, which could significantly affect our business, financial condition and results of operations.

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

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Gateway Certifications, Inc.

We have audited the accompanying balance sheet of Gateway Certifications, Inc. (a development stage company) as of December 31, 2008 and the related statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2008 and for the period from August 30, 2006 (inception) to December 31, 2008.  Gateway Certifications, Inc. management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designating audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gateway Certifications, Inc. as of December 31, 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 and from the period from inception (August 30, 2006) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has not generated any operating revenue in 2008 and will depend on its success in obtaining equity financing in an amount sufficient to support its operations for the foreseeable future, which raises substantial doubt about its ability to continue as a going concern.   These financial statements do not include any adjustments that might result from this uncertainty.

/s/ D'Arcangelo & Co., LLP

March 30, 2009

Poughkeepsie, New York

GATEWAY CERTIFICATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

December 31, 2008

ASSETS

Current assets
Cash	$ 383
Total current assets	383

Equipment, net of accumulated depreciation	999
of $ 896

Total assets	$ 1,382

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Current portion of shareholder loans	$ 1,250
Shareholder demand notes payable	1,000
Unearned revenue	2,000
Accounts payable	94
Loan interest payable	117
Franchise tax payable	710
Deposit	50
Commission payable	1,200
Professional fees payable	6,423
Total current liabilities	12,844

Long-Term Liabilities
Shareholder loans	1,750
Total long-term liabilities	$ 1,750

Stockholders' deficit
Common stock $.001 par value, 50,000,000 shares
authorized, 8,343,000 shares issued and outstanding	8,343
Additional paid in capital	41,507
Deficit accumulated during the development stage	(63,062)
Total stockholders' deficit	(13,212)

Total liabilities and stockholders' deficit	$ 1,382

The accompanying notes are an integral part of these financial statements.

GATEWAY CERTIFICATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

Years Ended December 31, 2008 and December 31, 2007 and for the period from August 30, 2006 (inception) to December 31, 2008

			Cumulative From Inception
			(August 30, 2006) to
	December 31,		December 31,
	2008	2007	2008
Revenue
Consulting income	$ 2,500	$ 3,500	$ 6,000
Commission expense	750	450	1,200
Net revenue	1,750	3,050	4,800

General and administrative expenses
Organization costs	-	-	752
Advertising and promotion	2,713	1,090	3,803
Computer and internet expense	726	1,371	2,097
Depreciation expense	384	384	896
Filing fees, dues and subscriptions	1,987	5,042	7,029
Legal fees	-	1,000	1,000
Outside services	-	-	1,200
Office expense	1,027	2,330	4,525
Rent expense	10,221	11,561	21,782
Telephone expense	1,517	1,326	2,843
Professional fees	10,700	9,585	20,995
Other expense	127	213	340
Franchise taxes	860	750	1,760

Total general and administrative expenses	30,262	34,652	69,022

Loss from operations	(28,512)	(31,602)	(64,222)
Other income/(expense)
Miscellaneous income	-	1,523	1,523
Interest expense	(117)	(246)	(363)
Total other income/(expense)	(117)	1,277	1,160

Net (loss) before income taxes	(28,629)	(30,325)	(63,062)

Federal income tax expense	-	-	-

Net (loss)	$ (28,629)	$ (30,325)	$ (63,062)

Net loss per common shares outstanding	$ (0.0034)	$ (0.0037)

Weighted average shares outstanding:
Basic and diluted	8,343,000	8,231,677

The accompanying notes are an integral part of these financial statements.

GATEWAY CERTIFICATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008 and December 31, 2007 and for the period from August 30, 2006 (inception) to December 31, 2008

			Cumulative From Inception
			(August 30, 2006) to
			December 31,
Cash flows from operating activities	2008	2007	2008
Net loss	$ (28,629)	$ (30,325)	$ (63,062)
Adjustments to reconcile net income/(loss) to net
cash used in operating activities
Depreciation	384	384	896
Outside services in exchange for common stock	-	-	1,200
Decrease in other receivable	-	835	-
Increase/(decrease) in:
Unearned revenue	2,000	(2,000)	2,000
Accounts payable	94	-	94
Franchise tax payable	260	300	710
Deposit	50	-	50
Commission payable	750	450	1,200
Rent payable	-	-	-
Loan interest payable	117	-	117
Professional fees payable	3,338	3,085	6,423
Net cash used in operating activities	(21,636)	(27,271)	(50,372)

Cash flows from financing activities
Proceeds from issuance of common stock	-	41,900	46,755

Proceeds from shareholder demand notes payable	1,000	-	1,000
Proceeds from shareholder loans	3,000	-	3,000
Net cash from financing activities	4,000	41,900	50,755

Net increase/(decrease) in cash	(17,636)	14,629	383

Cash, beginning of period	18,019	3,390	-

Cash, end of period	$ 383	$ 18,019	383

Supplemental disclosure of Cash Flows information cash paid for:

Income taxes	-	-	-
Interest	-	246	246

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

GATEWAY CERTIFICATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2008 and for the period from

August 30, 2006 (inception) to December 31, 2008

	Common Stock		Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Capital Stock issued for cash, services,
and asset contributions	7,950,000	$ 7,950	$ -	$ -	$ 7,950
Net Loss	-	-	-	(4,108)	(4,108)
Balance December 31, 2006	7,950,000	7,950	-	(4,108)	3,842

Capital Stock issued for cash contributions	393,000	393	41,507	-	41,900
Net Loss	-	-	-	(30,325)	(30,325)
Balance December 31, 2007	8,343,000	8,343	41,507	(34,433)	15,417

Net Loss	-	-	-	(28,629)	(28,629)
Balance December 31, 2008	$8,343,000	$ 8,343	$ 41,507	$ (63,062)	$ (13,212)

The accompanying notes are an integral part of these financial statements.

GATEWAY CERTIFICATIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

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

In December 2007, the FASB issued SFAS 141 (Revised 2007), "Business Combinations." SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize, with limited exceptions, all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value.  SFAS 141(R) will change the accounting treatment for certain specific acquisition-related items including, among other items: (1) expensing acquisition-related costs as incurred, (2) valuing noncontrolling interests at fair value at the acquisition date, and (3) expensing restructuring costs associated with an acquired business. SFAS 141(R) also includes a substantial number of new disclosure requirements. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flows.

2.

Going Concern

Since inception, the Company has been considered a development stage company and has not generated significant operating revenue.  There is substantial doubt that the Company will generate sufficient revenues during 2009 to meet its operating cash requirements.  This raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

3.

Income Taxes

At December 31, 2008, the Company has a net operating loss, and therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The valuation allowance increased by approximately $10,000 during the year ended December 31, 2008.  The cumulative net operating loss carry-forward is approximately $63,000 at December 31, 2008, and will begin to expire in 2026.

4.

Contingencies

From time to time, the Company may be involved in litigation relating to claims arising out of its ordinary course of business.  Management believes that there are no claims or actions pending or threatened against the Company that the ultimate disposition of which would have a material impact on the Company’s financial position, results of operations or cash flows.

5.

Related Party Transactions

As of May 1, 2007, the Company commenced a one-year renewable sublease at a rate of $812 per month with the additional responsibility for fifty-percent of the monthly general office building expenses.  The sub-lease expires on April 30, 2008 and is renewable for an additional year through April 30, 2009.  Rent expense of  $10,221 and $11,561 was recorded for the years ended December 31, 2008 and 2007, respectively.  This lease was terminated during 2008.  Beginning August 1, 2008, the Company utilizes office space on a rent free basis from Securitas Edgar Filings, Inc., a company that is owned by Mr. Sarfoh, our majority stockholder.  The fair market value of the rent is approximately $425 per month.

The Company incurred fees of $912 and $1,583 to Securitas Edgar Filings, Inc. for the years ended December 31, 2008 and 2007. Securitas Edgar Filings, Inc. is controlled by Mr. Sarfoh, a majority stockholder..

In May 2007, Mr. Sarfoh, a majority stockholder, paid the Company’s first month’s rent expense and does  not wish to be reimbursed.  Miscellaneous income in the amount equal to the expense of $1,523 was recorded.

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

7.

Shareholder Loans Payable

On June 19, 2008, the Company and Lawrence Williams, Jr., an officer of the Company, entered into an unsecured promissory note for the amount of $1,000 loaned by Mr. Williams to the Company (“Williams Loan”). Interest shall accrue on the principal amount of this note at a rate of eight percent (8%) per annum. The Company shall pay the Williams Loan in twelve (12) quarterly installments of approximately $83 payable each on the last day of each quarter with the first such installment on December 31, 2008 until the principal and interest have been paid in full.  The outstanding principal and accrued interest on Williams Loan is due no later than June 30, 2013.   The balance due on this loan as of December 31, 2008 is $1,000.

On July 23, 2008, the Company and Kwajo Sarfoh., secretary of the Company, entered into an unsecured promissory note for the amount of $1,000 loaned by Mr. Sarfoh to the Company (“Sarfoh Loan”). Interest shall accrue on the principal amount of this note at a rate of eight percent (8%) per annum. The Company shall pay the Sarfoh Loan in twelve (12) quarterly installments of approximately $83 payable each on the last day of each quarter with the first such installment on December 31, 2008 until the principal and interest have been paid in full.  The outstanding principal and accrued interest on Sarfoh Loan is due no later than July 30, 2013.  The balance due on this loan as of December 31, 2008 is $1,000.

On October 3, 2008, the Company and Lawrence Williams, Jr., an officer of the Company, entered into an unsecured promissory note for the amount of $1,000 loaned by Mr. Williams to the Company (“Williams Loan 2”). Interest shall accrue on the principal amount of this note at a rate of eight percent (8%) per annum. The Company shall pay the Williams Loan in twelve (12) quarterly installments of approximately $83 payable each on the last day of each quarter with the first such installment on December 31, 2008 until the principal and interest have been paid in full.  The outstanding principal and accrued interest on Williams Loan is due no later than June 30, 2013.   The balance due on this loan as of December 31, 2008 is $1,000.

The following is a schedule of long-term debt maturities of these obligations as of December 31, 2008:

Year ending:

December 31, 2009

$1,250

December 31, 2010

  1,000

December 31. 2011

     750

Total

$3,000

8.

Shareholder Demand Note Payable

On July 29, 2008, Kwajo Sarfoh., secretary of the Company, loaned the Company $500 (“Sarfoh Demand Loan”). Interest shall accrue on the principal amount of the note at a rate of eight percent (8%) per annum. The Company shall pay the Sarfoh Demand Loan with accrued interest on demand, but no later than July 29, 2013.

On December 12, 2008, Michael Belton., Stockholder of the Company, loaned the Company $500 (“Belton Demand Loan”). Interest shall accrue on the principal amount of the note at a rate of eight percent (8%) per annum. The Company shall pay the Belton Demand Loan with accrued interest on demand, but no later than December 12, 2013.

9.

Shareholder Loan Credit Agreements

On November 15, 2008, our board of directors determined that it was in the best interests of the Company to issue a commercial note, whereby the Company would enter into credit agreements with the majority stockholders Mr. Sarfoh and Mr. Belton (collectively referred to as “Creditors”) to obtain credit for working capital and other general business purposes (“Credit Agreements”). Pursuant to the terms of the Credit Agreements, the Creditors agreed to extend credit to the Company in the amount of up to $17,000, with Mr. Sarfoh and Mr. Belton entering into separate Credit Agreements of $11,000 and $6,000, respectively.

In consideration for the credit extensions (“Loans”), the Company executed and delivered in favor of Creditors a commercial promissory note (“Note”) providing with respect to the Loans a maturity date of June 30, 2013 and interest accruing on the principal balance outstanding from time to time at an annual rate of eight percent (8%) payable. All outstanding principal and unpaid interest under the Note and all other amounts due and payable under this Note shall become automatically due and payable, without demand or notice, on June 30, 2013. The Note shall be prepayable without premium or penalty. The documents representing the terms of the Loans have been filed as exhibits to this Form 10-KSB.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had a change in, or disagreement with, our independent accounting firm for the years ended December 31, 2008 and 2007.

ITEM 8A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required  disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. During the course of their audit of our financial statements, our auditors identified adjustments that were not adequately recorded at the end of the current period. The consolidated financial statements in this 10-KSB filing have been adjusted to include these changes. Management has had discussions with its auditors in an effort to remediate these adjustments and is working on plans to properly record such transaction at the end of the period. We believe these plans when finalized will enable us to avoid these types of adjustments in the future and will continue our efforts to improve our control processes and procedures.

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

Name	Age	Position	Term
Lawrence Williams, Jr	62	Chief Executive Officer, President, Chief Financial Officer, Principal Accounting Officer, Secretary Director	December 22, 2006

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

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  We will provide to any person without charge, upon request, a copy of such code of ethics. Persons wishing to make such a request should do so in writing to the Secretary at Gateway Certifications, Inc., 35 Meadow Street, Suite 308, Brooklyn, NY 11206..

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth summary information concerning the compensation received for services rendered to us during the two fiscal years ended by our Chief Executive Officer. None of our other executive officers received $100,000 or more of compensation in any fiscal year represented in the table.

SUMMARY COMPENSATION TABLE (1)

Name and Principal Position	Year	Salary	Stock Awards	All Other Compensation	Total

Lawrence Williams, Jr.	2008	$ -	$ -	$ 750	$ 750
CEO, President	2007	(2) $ 1,200	$ -	$ 450	$ 1,650
		$ 1,200	$ 0	$ 1,200	$ 2,400

(1)

Does not include perquisites and other personal benefits or property unless the aggregate amount of such compensation is $10,000 or more.

(2)

The Company issued Mr. Williams 1,200,000 shares of common stock, par value, $.001.

Employment Contracts

On December 22, 2006, the Company and Lawrence Williams, Jr., our CEO, President, Chief Financial Officer, Principal Financial and Accounting Officer and a Director, entered into an employment agreement that was automatically renewed on December 22, 2008 for another year. The employment contract provides for an initial term of employment of two years, which is automatically extended for an additional one year term unless either party notifies the other of its intention not to renew for an additional year at least 30 days prior to the expiration of the then current term. As compensation, Mr. Williams is paid thirty percent (30%) of the gross revenues he derives on behalf of the Company. In addition, the employment agreement contains a non-disclosure and a non-compete clause for a period of 12 months from the date of his departure or termination from the Company.

Compensation of Directors

We expect that any employee and non-employee directors in the future will receive compensation for their services as directors in an amount to be determined by our board.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table set forth information as of December 31, 2008, with respect to the beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, each of our directors and Named Executive Officers, and our directors and Named Executive Officers as a group.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Total (3)
Lawrence Williams, Jr.(2)	1,200,000	14.38%
Kwajo Sarfoh(2)	4,387,500	52.59%
Michael Belton	2,362,500	28.32%
All Executive Officers and Directors as a Group (2 persons)	5,587,500	66.97%

(1)

The persons named in the above table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2)

Business Address is 35 Meadow Street, Suite 308, Brooklyn, NY 11206.

(3)

Includes the sale of 367,000 shares of our common stock sold in our private offering and 26,000 shares of our common stock sold in our public offering.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company utilizes the services of Securitas Edgar Filings, Inc., which is controlled by our majority shareholder Mr. Sarfoh, for the preparation and filing of certain documents with the U.S. Securities and Exchange Commission.  The fees paid for such services are consistent with fees charged by competitive companies offering comparable services. The Company paid $595 of fees and has an accounts payable of $317 to Securitas Edgar Filings, Inc. for the year ended December 31, 2008.

ITEM 13.  EXHIBITS

Exhibit No.	Description of Exhibit

3.1(1)	Articles of Incorporation
3.2(1)	By-Laws
4.1(1)	Form of Share Certificate
5.1(1)	Opinion of Counsel
10.1(1)	Private Placement Memorandum
10.2(1)	Subscription Agreement
10.3(1)	Registration Rights Agreement
10.4(1)	Employment Agreement dated December 22, 2006 between Gateway Certifications, Inc. and Lawrence Williams, Jr.
10.5(1)	Certification Services Contact dated January 1, 2007 between Gateway Certifications and Padua Lugo, Ltd.
10.6(1)	Gateway Certification, Inc. Sublease Agreement dated June 1, 2007
10.7(1)	Website Development Contract dated November 1, 2006 between Gateway Certifications and InfoSoft Consultants
10.8(2)	Unsecured Promissory Note between Gateway Certifications, Inc. and Lawrence Williams, Jr.
10.9(2)	Unsecured Promissory Note between Gateway Certifications, Inc. and Kwajo Sarfoh
10.10*	Unsecured Promissory Note 2 between Gateway Certifications, Inc. and Lawrence Williams, Jr.
10.11*	Credit Agreement between Gateway Certifications, Inc. and Kwajo Sarfoh
10.12*	Credit Agreement between Gateway Certifications, Inc. and Michael Belton
10.13*	Commercial Promissory Note between Gateway Certifications, Inc. and Kwajo Sarfoh
10.14*	Commercial Promissory Note between Gateway Certifications, Inc. and Michael Belton
10.15*	Line of Credit Draw Authorization between Gateway Certifications and Kwajo Sarfoh
10.16*	Line of Credit Draw Authorization between Gateway Certifications and Michael Belton
14.1(1)	Code of Ethics
23.1(1)	Consent of D’Arcangelo & Co. LLP
23.2(1)	Consent of Robert L. Diener, Esq. (included with Exhibit 5.1)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  * Filed herewith

(1) Filed as exhibits to the registrant’s Form SB-2 filed with the SEC on June 29, 2007.

(2) Filed as exhibits to the registrant’s Form 10-Q filed with the SEC on August 14, 2008.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees billed for the last two fiscal years by our principal accountant, D'Arcangelo & Co., LLP in connection with the audit of our financial statements and other professional services rendered by that firm.

	2008	2007

Audit fees	$ 11,700	$ 9,500
Audit-related fees	$ -	$ -
Tax fees	$ 500	$ 500
All other fees	$ -	$ -

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

GATEWAY CERTIFICATIONS, INC.

Date: March 31, 2009	By:	/s/ Lawrence Williams, Jr.
Lawrence Williams, Jr.
(Authorized Officer and Principal Executive Officer)

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Lawrence Williams, Jr.	Chief Executive Officer, President, Chief Financial Officer, Principal Accounting Officer, Secretary, Director	Date: March 31, 2009