Form 10-K/A
period 2008-12-31
Gateway Certifications, Inc.
filed 2009-04-03
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

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

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ]   No [ X]

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [    ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer o	Accelerated Filer o	Non-Accelerated Filer o (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

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

Form 10-K/A

For the Fiscal Year Ended December 31, 2008

TABLE OF CONTENTS

PART I

ITEM 1.

BUSINESS

ITEM 1A.

RISK FACTORS

ITEM 1B.

UNRESOLVED STAFF COMMENTS

ITEM 2.

PROPERTIES

ITEM 3.

LEGAL PROCEEDINGS

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.

MARKET FOR REGISTRANTS COMMON EQUITY, RELATE

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

SECURITIES

ITEM 6.

SELECTED FINANCIAL DATA

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A(T).

CONTROLS AND PROCEDURES

ITEM 9B.

OTHER INFORMATION

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.

EXECUTIVE COMPENSATION

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND

DIRECTOR INDEPENDENCE

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SIGNATURES

i

Form 10-K

For the Fiscal Year Ended December 31, 2008

PART I

Forward Looking Statement

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” “estimates” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof. We caution investors that our business and financial performance and the matters described in these forward-looking statements are subject to substantial risks and uncertainties. For further information regarding these risks and uncertainties, please refer to publicly available documents that we have filed with the Securities and Exchange Commission (the “SEC”). Because of these risks and uncertainties, some of which may not be currently ascertainable and many of which are beyond our control, actual results could differ materially from those projected in the forward-looking statements. Deviations between actual future events and our estimates and assumptions could lead to results that are materially different from those expressed in or implied by the forward looking statements. We do not intend to update these forward looking statements to reflect actual future events. The terms “Gateway,” “GCI”, “we,” “us,” “our,” and the “Company” refer to Gateway Certifications, Inc.

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

ITEM 1A.  RISK FACTORS

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

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

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 6.

SELECTED FINANCIAL DATA

The Company is not subject to this requirement since it is a smaller reporting company.

ITEM 7.

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not subject to this requirement since it is a smaller reporting company.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the fiscal years ended December 31, 2008 and 2007 and the reports thereon of D'Arcangelo & Co., LLP.

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

In consideration for the credit extensions (“Loans”), the Company executed and delivered in favor of Creditors a commercial promissory note (“Note”) providing with respect to the Loans a maturity date of June 30, 2013 and interest accruing on the principal balance outstanding from time to time at an annual rate of eight percent (8%) payable. All outstanding principal and unpaid interest under the Note and all other amounts due and payable under this Note shall become automatically due and payable, without demand or notice, on June 30, 2013. The Note shall be prepayable without premium or penalty. The documents representing the terms of the Loans have been filed as exhibits to this Form 10-K.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had a change in, or disagreement with, our independent accounting firm for the years ended December 31, 2008 and 2007.

ITEM 9A(T).

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file and submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls also are designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Disclosure controls include components of internal control over financial reporting, which consists of control processes designated to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of the end of December 31, 2008, the period covered by this Annual Report.

Based on their evaluation of our disclosure controls and procedures, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2008, the end of the period covered by this report because of the material weakness in internal controls over financial reporting.

Due to the material weaknesses, our management performed additional analyses and other post-closing procedures including reviewing all significant account balances and disclosures in the consolidated financial statements contained in this Annual Report to ensure our consolidated financial statements are in accordance with GAAP. Accordingly, management believes that the consolidated financial statements included in this Annual Report fairly present, in all material respects, our financial condition, results of operations, and cash flows for all periods presented.

Management’s Annual Report on Internal Control over Financial Reporting

Management prepared, and is responsible for, the financial statements and the other information appearing in this annual report. The financial statements present fairly the Company’s financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In preparing its financial statements, the Company includes amounts that are based on estimates and judgments that Management believes are reasonable under the circumstances. The Company’s financial statements have been audited by D'Arcangelo & Co., LLP, an independent registered public accounting firm appointed by the Company’s Board of Directors. Management has made available to D'Arcangelo & Co., LLP all of the Company’s financial records and related data, as well as the minutes of the stockholders’ and Directors’ meetings.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s Management and Directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. This assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that as of December 31, 2008 the Company’s internal control over financial reporting was not effective based on those criteria.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following control deficiencies that represent material weaknesses in our internal control over financial reporting as of December 31, 2008:

•

We did not adequately record adjustments at the end of the current period. This control deficiency could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

•

We did not maintain effective controls over segregation of duties. Specifically, certain key financial accounting and reporting personnel had an expansive scope of duties that allowed for the creation, review, approval and processing of financial data without independent review and authorization for preparation of consolidation schedules and resulting financial statements and related disclosures. This control deficiency did not result in audit adjustments to our 2008 interim or annual consolidated financial statements. However, this control deficiency could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008, based on the criteria in Internal Control-Integrated Framework issued by COSO.

Management has undertaken procedures in order to conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the consolidated financial statements contained in this annual report. Accordingly, management believes that the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered accounting firm pursuant to temporary rules of the SEC that permit only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  We will provide to any person without charge, upon request, a copy of such code of ethics. Persons wishing to make such a request should do so in writing to the Secretary at Gateway Certifications, Inc., 35 Meadow Street, Suite 308, Brooklyn, NY 11206.

ITEM 11.

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

ITEM 12.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Director Independence

The Board of Directors is currently composed of 1 member, Mr. Williams, Jr. Mr. Williams, Jr is not an “independent” directors, as that term is defined under the NASDAQ listing standards.

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

PART IV

Item 15.

Exhibits, Financial Statement Schedules

The following documents are filed as part of this 10-K:

1.

FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•

Report of D'Arcangelo & Co., LLP, Independent Registered Certified Public Accounting Firm

•

Balance Sheets as of December 31, 2008

•

Statements of Operations for the years ended December 31, 2008 and 2007 and for the period from August 30, 2006 (inception) to December 31, 2008

•

Statements of Changes in Stockholders’ Deficit ears Ended December 31, 2008 and for the period from August 30, 2006 (inception) to December 31, 2008

•

Statements of Cash Flows for the years ended December 31, 2008 and 2007 and for the period from August 30, 2006 (inception) to December 31, 2008

•

Notes to Financial Statements

2.

FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.

EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

EXHIBITS

Exhibit No.	Description of Exhibit

3.1(1)	Articles of Incorporation
3.2(1)	By-Laws
4.1(1)	Form of Share Certificate
5.1(1)	Opinion of Counsel
10.1(1)	Private Placement Memorandum
10.2(1)	Subscription Agreement
10.3(1)	Registration Rights Agreement
10.4(1)	Employment Agreement dated December 22, 2006 between Gateway Certifications, Inc. and Lawrence Williams, Jr.
10.5(1)	Certification Services Contact dated January 1, 2007 between Gateway Certifications and Padua Lugo, Ltd.
10.6(1)	Gateway Certification, Inc. Sublease Agreement dated June 1, 2007
10.7(1)	Website Development Contract dated November 1, 2006 between Gateway Certifications and InfoSoft Consultants
10.8(2)	Unsecured Promissory Note between Gateway Certifications, Inc. and Lawrence Williams, Jr.
10.9(2)	Unsecured Promissory Note between Gateway Certifications, Inc. and Kwajo Sarfoh
10.10(3)	Unsecured Promissory Note 2 between Gateway Certifications, Inc. and Lawrence Williams, Jr.
10.11(3)	Credit Agreement between Gateway Certifications, Inc. and Kwajo Sarfoh
10.12(3)	Credit Agreement between Gateway Certifications, Inc. and Michael Belton
10.13(3)	Commercial Promissory Note between Gateway Certifications, Inc. and Kwajo Sarfoh
10.14(3)	Commercial Promissory Note between Gateway Certifications, Inc. and Michael Belton
10.15(3)	Line of Credit Draw Authorization between Gateway Certifications and Kwajo Sarfoh
10.16(3)	Line of Credit Draw Authorization between Gateway Certifications and Michael Belton
14.1(1)	Code of Ethics
23.1(1)	Consent of D’Arcangelo & Co. LLP
23.2(1)	Consent of Robert L. Diener, Esq. (included with Exhibit 5.1)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  * Filed herewith

(1) Filed as exhibits to the registrant’s Form SB-2 filed with the SEC on June 29, 2007.

(2) Filed as exhibits to the registrant’s Form 10-Q filed with the SEC on August 14, 2008.

(3) Filed as exhibits to the registrant’s Form 10-K filed with the SEC on March 31, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GATEWAY CERTIFICATIONS, INC.

Date: April 3, 2009	By:	/s/ Lawrence Williams, Jr.
Lawrence Williams, Jr.
(Authorized Officer and Principal Executive Officer)

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

By: /s/ Lawrence Williams, Jr.	Chief Executive Officer, President, Chief Financial Officer, Principal Accounting Officer, Secretary, Director	Date: April 3, 2009