Form 10-Q
period 2009-03-31
Gateway Certifications, Inc.
filed 2009-05-13
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

GATEWAY CERTIFICATIONS, INC.

Commission File Number: 333-144228

Nevada	20-5548974

(State of organization)	(I.R.S. Employer Identification No.)

 35 Meadow Street

Suite 308

Brooklyn, NY 11206

________________________________________

(Address of principal executive offices)

(718) 336-3922

_____________________________________________

Registrant’s telephone number, including area code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]    No [ X ]

As of May 13, 2009, there were 8,343,000 outstanding shares of the registrant's common stock, $.001 par value per share.

TABLE OF CONTENTS

____________________

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

GATEWAY CERTIFICATIONS, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

MARCH 31, 2009 AND DECEMBER 31, 2008

	March 31, 2009		December 31, 2008
ASSETS

Current assets
Cash	$ 520		$ 383
Total current assets	520		383

Equipment, net of accumulated depreciation
of $992 and 896, respectively	903		999

Total assets	$ 1,423		$ 1,382

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Current portion of shareholder loans	1,500		1,250
Shareholder demand notes payable	1,000		1,000
Unearned revenue	-		2,000
Accounts payable	94		94
Loan interest payable	242		117
Franchise tax payable	-		710
Deposit	50		50
Commission payable	1,200		1,200
Professional fees payable	6,112	`	6,423
Total current liabilities	10,198		12,844

Long-Term Liabilities
Shareholder loans	8,500	1,750
Total liabilities	$ 18,698	$ 14,594

Stockholders' deficit
Common stock $.001 par value, 50,000,000 shares
authorized, 8,343,000 shares issued and outstanding	8,343	8,343
Additional paid in capital	41,507	41,507
Deficit accumulated during the development stage	(67,125)	(63,062)
Total stockholders' deficit	(17,275)	(13,212)

Total liabilities and stockholders' deficit	$ 1,423	$ 1,382

See accompanying notes to condensed financial statements

GATEWAY CERTIFICATIONS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

Three months ended March 31, 2009 and March 31, 2008 and for the period from August 30, 2006 (inception) to March 31, 2009

			Cumulative From Inception
			(August 30, 2006) to
	March 31,		March 31,
	2009	2008	2009
Revenue:
Consulting income	$ 2,000	$ 1,000	$ 8,000
Commission expense	-	300	1,200
Net revenue	2,000	700	6,800

General and administrative expenses:
Organization costs	-	-	752
Advertising and promotion	-	820	3,803
Computer and internet expense	-	322	2,097
Depreciation expense	96	96	992
Filing fees, dues and subscriptions	314	444	7,343
Legal fees	-	-	1,000
Outside services	-	-	1,200
Office expense	36	152	4,561
Rent expense	-	3,580	21,782
Telephone expense	352	331	3,195
Professional fees	5,575	4,500	26,570
Other expense	12	87	352
Franchise taxes	-	-	1,760
Total general and administrative expenses	6,385	10,332	75,407

Loss from operations	(4,385)	(9,632)	(68,607)
Other income/(expense):

Miscellaneous income	447	-	1,970
Interest expense	(125)	-	(488)
Total other income/(expense)	322	-	1,482

Net (loss) before income taxes	(4,063)	(9,632)	(67,125)

Federal income tax expense	-	-	-

Net (loss)	$ (4,063)	$ (9,632)	$ (67,125)

Net loss per common shares outstanding	$ (0.0005)	$ (0.0012)

Weighted average shares outstanding:
Basic and diluted	8,343,000	8,343,000

See accompanying notes to condensed financial statements

GATEWAY CERTIFICATIONS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Three months ended March 31, 2009 and March 31, 2008 and for the period from August 30, 2006 (inception) to March 31, 2009

			Cumulative From Inception
			(August 30, 2006) to
	March 31,		March 31,
Cash flows from operating activities	2009	2008	2009
Net loss	$ (4,063)	$ (9,632)	$ (67,125)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation	96	96	992
Outside services in exchange for common stock	-	-	1,200
Increase/(decrease) in:
Unearned revenue	(2,000)	2,000	-
Accounts payable	-	-	94
Franchise tax payable	(710)	(450)	-
Deposit	-	-	50
Commission payable	-	300	1,200
Rent payable	-	1,193	-
Loan interest payable	125	-	242
Professional fees payable	(311)	1,415	6,112
Net cash used in operating activities	(6,863)	(5,078)	(57,235)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	46,755
Proceeds from shareholder demand notes payable	-	-	1,000
Proceeds from shareholder loans	7,000	-	10,000
Net cash provided by financing activities	7,000	-	57,755

Net increase/(decrease) in cash	137	(5,078)	520

Cash, beginning of period	383	18,019	-

Cash, end of period	$ 520	$ 12,941	$ 520

Supplemental disclosure of Cash Flows information cash paid for:

Income taxes	-	-	-
Interest	-	-	246

Supplemental disclosure of non-cash investing and financing activities
During the period ended December 31, 2006, equipment with a value of $1,895 was contributed to the Company in exchange for common stock. This contribution and related issuance of common stock has been excluded from the condensed statements of cash flows presented.

See accompanying notes to condensed financial statements

GATEWAY CERTIFICATIONS, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2009

1.

Basis of Presentation

The accompanying unaudited interim condensed financial statements of Gateway Certifications, Inc. and the information for Form 10-Q have been prepared in accordance with the rules of the Securities and Exchange Commission, and do not include all of the information and note disclosures required by generally accepted accounting principles, and should be read in conjunction with the audited financial statements and notes thereto also contained in Gateway Certifications, Inc. Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financials statements as reported in Form 10-K have been omitted.

2.

Basic and Diluted Net (Loss) Per Share

The basic net (loss) per common share is computed by dividing the net (loss) by the weighted average number of common shares outstanding.  Diluted net (loss) per common share is not computed since it would be anti-dilutive.

3.

Shareholder Loans Payable

On June 19, 2008, the Company and Lawrence Williams, Jr., an officer of the Company, entered into an unsecured promissory note for the amount of $1,000 loaned by Mr. Williams to the Company (“Williams Loan”). Interest shall accrue on the principal amount of this note at a rate of eight percent (8%) per annum. The Company shall pay the Williams Loan in twelve (12) quarterly installments of approximately $83 payable each on the last day of each quarter with the first such installment on December 31, 2008 until the principal and interest have been paid in full.  The outstanding principal and accrued interest on Williams Loan is due June 30, 2013. The balance due on this loan as of March 31, 2009 is $1,000.

On July 23, 2008, the Company and Kwajo Sarfoh., secretary of the Company, entered into an unsecured promissory note for the amount of $1,000 loaned by Mr. Sarfoh to the Company (“Sarfoh Loan”). Interest shall accrue on the principal amount of this note at a rate of eight percent (8%) per annum. The Company shall pay the Sarfoh Loan in twelve (12) quarterly installments of approximately $83 payable each on the last day of each quarter with the first such installment on December 31, 2008 until the principal and interest have been paid in full.  The outstanding principal and accrued interest on Sarfoh Loan is due July 30, 2013. The balance due on this loan as of March 31, 2009 is $1,000.

On October 3, 2008, the Company and Lawrence Williams, Jr., an officer of the Company, entered into an unsecured promissory note for the amount of $1,000 loaned by Mr. Williams to the Company (“Williams Loan 2”). Interest shall accrue on the principal amount of this note at a rate of eight percent (8%) per annum. The Company shall pay the Williams Loan in twelve (12) quarterly installments of approximately $83 payable each on the last day of each quarter with the first such installment on December 31, 2008 until the principal and interest have been paid in full.  The outstanding principal and accrued interest on Williams Loan is due no later than June 30, 2013.   The balance due on this loan as of March 31, 2009 is $1,000.

On February 27, 2009, pursuant to the terms of the Credit Agreement and Note, Mr. Sarfoh loaned the Company $7,000 for working capital (refer to Note 5). A commercial promissory note was issued (“Note”) providing with respect to the Loan a maturity date of June 30, 2013 and interest accruing on the principal balance outstanding from time to time at an annual rate of eight percent (8%). All outstanding principal and unpaid interest under the Note and all other amounts due and payable under this Note shall become automatically due and payable, without demand or notice, on June 30, 2013. The Note shall be prepayable without premium or penalty. The balance due on this loan as of March 31, 2009 is $7,000.

The following is a schedule of long-term debt maturities of these obligations as of March 31, 2009:

Period ending:	March 31, 2010	$ 1,500
	March 31, 2011	1,000
	March 31, 2012	500
	March 31, 2013	7,000
Total		$ 10,000

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

5.

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

In consideration for the credit extensions (“Loans”), the Company executed and delivered in favor of Creditors a commercial promissory note (“Note”) providing with respect to the Loans a maturity date of June 30, 2013 and interest accruing on the principal balance outstanding from time to time at an annual rate of eight percent (8%) payable. All outstanding principal and unpaid interest under the Note and all other amounts due and payable under this Note shall become automatically due and payable, without demand or notice, on June 30, 2013. The Note shall be prepayable without premium or penalty. The documents representing the terms of the Loans have been filed as exhibits to the Company’s most recent Form 10-K.

On February 27, 2009, pursuant to the terms of the Credit Agreement and Note, Mr. Sarfoh loaned the Company $7,000 for working capital.  Refer to Note 3.

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

Results of Operations for the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Our certification and supplier diversity consulting income during the three months ended March 31, 2009 resulted in net revenues of $2,000 as compared to the three months ended March 31, 2008 where we had $700 in net revenues. This was an increase of $1,300, or 65%. The increase in certification and supplier diversity consulting income was due to the fact that we were able to recognize revenue for services rendered for certification and supplier diversity consulting services for the period.

General and administrative expenses for the three months ended March 31, 2009 were $6,385.  This was an decrease of $3,947, or 38%, as compared to general and administrative expenses of $10,332 for the three months ended March 31, 2008.  During the three months ended March 31, 2009, we incurred professional services fees in the amount of $5,575, filing fees, dues and subscription costs of $314, telephone expenses of $352, office expenses of $36, depreciation expenses of $96, , and other miscellaneous operating expenses amounting to $12.

Depreciation expense for the three months ended March 31, 2009 was $96. This is an increase of $0, or 0%, as compared to depreciation expense of $96 for the three months ended March 31, 2008.

We had net loss of $4,063 (or basic and diluted loss per share of $0.0005) for the three months ended March 31, 2009, as compared to a net loss of $9,632 (or basic and diluted loss per share of $0.0012) for the three months ended March 31, 2008.  The decrease in net loss was primarily due to the fact that we no longer incur rent expense.

Liquidity and Capital Resources

We had total assets of $1,423 as of March 31, 2009. This consisted of total current assets of $520, an increase of $137, or 36%, as compared to current assets of $383 for the period ended December 31, 2008. Other assets as of March 31, 2009 included property and equipment of $903 net of $992 of accumulated depreciation.

We had negative working capital of $9,678 as of March 31, 2009.

We had total liabilities of $18,698 as of March 31, 2009, which consisted of current liabilities of $10,198 and long term liabilities related to shareholder loans of $8,500. This was an increase of $4,104 or 28%, as compared to total liabilities of $14,594 for the period ended December 31, 2008.

We had an accumulated deficit of $67,125 as of March 31, 2009. This was an increase of $4,063 or 6%, as compared to an accumulated deficit of $63,062 for the period ended December 31, 2008.

We had net cash used in operating activities of $6,863 for the three months ended March 31, 2009. The net cash used in operating activities for the three months ended March 31, 2008 was $5,078. This was an increase of $1,785, or 35%.

We had $7,000 in net cash provided by financing activities for the three months ended March 31, 2009, as compared to $0 for the three months ended March 31, 2008, which consisted solely of a shareholder loan pursuant to terms of a Credit Agreement and Note entered into by the Company and a majority shareholder.

We have no specific commitments for any future capital expenditures.  However, we will continue to incur normal operating expenses and routine fees and expenses incident to our reporting duties as a public company. Our cash requirements for the next three months are relatively modest, principally, office and professional expenses.

Unless we receive additional capital, we will only be able to pay our future debts and meet operating expenses by conducting profitable operations or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than successful and profitable operations.  Management and the shareholders are not obligated to provide any further funding. Notwithstanding, On November 15, 2008, our board of directors determined that it was in the best interests of the Company to issue a commercial note, whereby the Company would enter into credit agreements with the majority stockholders Mr. Sarfoh and Mr. Belton (collectively referred to as “Creditors”) to obtain credit for working capital and other general business purposes (“Credit Agreement”). Pursuant to the terms of the Credit Agreement, Creditors are willing to extend credit to the Company in the amount of up to $17,000.

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

We plan to improve our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our board of directors. We believe that this effort is sufficient to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our Chief Executive Officer, Chief Financial Officer and director will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote or for the written consent of security shareholders, through the solicitation of proxies or otherwise, during the three-months ended March 31, 2009 and no meeting of shareholders was held.

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

GATEWAY CERTIFICATIONS, INC.

Date: May 13, 2009	By:	/s/ Lawrence Williams, Jr.
Lawrence Williams, Jr.
Chief Executive Officer and Principal Accounting Officer