Form 10-Q
period 2009-06-30
Gateway Certifications, Inc.
filed 2009-08-13
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes [  ]    No [X]

As of August 13, 2009, there were 8,343,000 outstanding shares of the registrant's common stock, $.001 par value per share.

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

GATEWAY CERTIFICATIONS, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

JUNE 30, 2009 AND DECEMBER 31, 2008

	June 30, 2009	December 31, 2008
Current assets
Cash	$ 1,016	$ 383
Total current assets	1,016	383

Equipment, net of accumulated depreciation	807	999
of $1,088 and $896, respectively

Total assets	$ 1,823	$ 1,382

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Current portion of shareholder loans	$ 1,750	$ 1,250
Shareholder demand notes payable	1,000	1,000
Unearned revenue	-	2,000
Accounts payable	-	94
Loan interest payable	453	117
Franchise tax payable	-	710
Deposit	50	50
Commission payable	1,650	1,200
Professional fees payable	8,237	6,423
Total current liabilities	13,140	12,844

Long-Term Liabilities
Shareholder loans, net of current portion	8,250	1,750
Total liabilities	$ 21,390	$ 14,594

Stockholders' deficit
Common stock $.001 par value, 50,000,000 shares
authorized, 8,343,000 shares issued and outstanding	8,343	8,343
Additional paid in capital	41,507	41,507
Deficit accumulated during the development stage	(69,417)	(63,062)
Total stockholders' deficit	(19,567)	(13,212)

Total liabilities and stockholders' deficit	$ 1,823	$ 1,382

See accompanying notes to condensed financial statements

GATEWAY CERTIFICATIONS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

Three and Six Months ended June 30, 2009 and June 30, 2008 and for the period from August 30, 2006 (inception) to June 30, 2009

	Three Months		Six Months		Cumulative From Inception
	Ended		Ended		(August 30, 2006) to
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009
Revenue
Consulting income	$ 1,500	$ 1,500	$ 3,500	$ 2,500	$ 9,500
Commission expense	450	450	450	750	1,650
Net revenue	1,050	1,050	3,050	1,750	7,850

General and administrative expenses
Organization costs	-	-	-	-	752
Advertising and promotion	-	816	-	1,636	3,803
Computer and internet expense	10	249	10	571	2,107
Depreciation expense	96	96	192	192	1,088
Filing fees, dues and subscriptions	380	1,196	694	1,640	7,723
Legal fees	-	-	-	-	1,000
Outside services	-	-	-	-	1,200
Office expense	60	509	68	640	4,593
Rent expense	-	4,699	-	8,278	21,782
Telephone expense	366	375	718	706	3,561
Professional fees	2,200	1,600	7,775	6,100	28,770
Other expense	19	18	59	127	399
Franchise taxes	-	-	-	-	1,760
Total general and administrative expenses	3,131	9,558	9,516	19,890	78,538

Loss from operations	(2,081)	(8,508)	(6,466)	(18,140)	(70,688)
Other income/(expense)
Miscellaneous income	-	-	447	-	1,970
Interest expense	(211)	-	(336)	-	(699)
Total other income/(expense)	(211)	-	111	-	1,271

Net (loss) before income taxes	(2,292)	(8,508)	(6,355)	(18,140)	(69,417)

Federal income tax expense	-	-	-	-	-

Net (loss)	$ 2,292)	$ (8,508)	$ (6,355)	$ (18,140)	$ (69,417)

Net loss per common shares outstanding	$ 0.0003)	$ 0.0010)	$ (0.0008)	$ (0.0022)

Weighted average shares outstanding:
Basic and diluted	8,343,000	8,343,000	8,343,000	8,343,000

See accompanying notes to condensed financial statements

GATEWAY CERTIFICATIONS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Six months ended June 30, 2009 and June 30, 2008 and for the period from August 30, 2006 (inception) to June 30, 2009

			Cumulative From Inception
			(August 30, 2006) to
	June 30,		June 30,
Cash flows from operating activities	2009	2008	2009
Net loss	$ (6,355)	$ (18,140)	$ (69,417)
Adjustments to reconcile net (loss) to net
cash used in operating activities
Depreciation	192	192	1,088
Outside services in exchange for common stock	-	-	1,200
(Increase)/decrease in other receivable	-	(291)	-
Increase/(decrease) in:
Unearned revenue	(2,000)	2,000	-
Accounts payable	(94)	-	-
Franchise tax payable	(710)	(450)	-
Deposit	-	50	50
Commission payable	450	750	1,650
Loan interest payable	336	-	453
Professional fees payable	1,814	(1,485)	8,237
Net cash used in operating activities	(6,367)	(17,374)	(56,739)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	46,755
Proceeds from shareholder demand notes payable	-	-	1,000
Proceeds from shareholder loans	7,000	1,000	10,000
Net cash from financing activities	7,000	1,000	57,755

Net increase/(decrease) in cash	633	(16,374)	1,016

Cash, beginning of period	383	18,019	-

Cash, end of period	$ 1,016	$ 1,645	$ 1,016

Supplemental disclosure of Cash Flows information cash paid for:
Income taxes	-	-	-
Interest	-	-	246

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

June 30, 2009

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

3.

Shareholder Loans Payable

On June 19, 2008, the Company and Lawrence Williams, Jr., an officer of the Company, entered into an unsecured promissory note for the amount of $1,000 loaned by Mr. Williams to the Company (“Williams Loan”). Interest shall accrue on the principal amount of this note at a rate of eight percent (8%) per annum. The Company shall pay the Williams Loan in twelve (12) quarterly installments of approximately $83 payable each on the last day of each quarter with the first such installment on December 31, 2008 until the principal and interest have been paid in full.  The outstanding principal and accrued interest on Williams Loan is due June 30, 2013. The balance due on this loan as of June 30, 2009 is $1,000.

On July 23, 2008, the Company and Kwajo Sarfoh., secretary of the Company, entered into an unsecured promissory note for the amount of $1,000 loaned by Mr. Sarfoh to the Company (“Sarfoh Loan”). Interest shall accrue on the principal amount of this note at a rate of eight percent (8%) per annum. The Company shall pay the Sarfoh Loan in twelve (12) quarterly installments of approximately $83 payable each on the last day of each quarter with the first such installment on December 31, 2008 until the principal and interest have been paid in full.  The outstanding principal and accrued interest on Sarfoh Loan is due July 30, 2013. The balance due on this loan as of June 30, 2009 is $1,000.

On October 3, 2008, the Company and Lawrence Williams, Jr., an officer of the Company, entered into an unsecured promissory note for the amount of $1,000 loaned by Mr. Williams to the Company (“Williams Loan 2”). Interest shall accrue on the principal amount of this note at a rate of eight percent (8%) per annum. The Company shall pay the Williams Loan in twelve (12) quarterly installments of approximately $83 payable each on the last day of each quarter with the first such installment on December 31, 2008 until the principal and interest have been paid in full.  The outstanding principal and accrued interest on Williams Loan is due no later than June 30, 2013.   The balance due on this loan as of June 30, 2009 is $1,000.

On February 27, 2009, pursuant to the terms of the Credit Agreement and Note, Mr. Sarfoh loaned the Company $7,000 for working capital (refer to Note 5). A commercial promissory note was issued (“Note”) providing with respect to the Loan a maturity date of June 30, 2013 and interest accruing on the principal balance outstanding from time to time at an annual rate of eight percent (8%). All outstanding principal and unpaid interest under the Note and all other amounts due and payable under this Note shall become automatically due and payable, without demand or notice, on June 30, 2013. The Note shall be prepayable without premium or penalty. The balance due on this loan as of June 30, 2009 is $7,000.

The following is a schedule of long-term debt maturities of these obligations as of June 30, 2009:

Period ending:

June 30, 2010

$  1,750

June 30, 2011

$  1,000

June 30, 2012

$     250

June 30, 2013

$  7,000

Total

$10,000

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

6.

Recent Accounting Pronouncements

In July 2009, the FASB, in an effort to codify all authoritative accounting guidance related to a particular topic in a single place, issued Statement of Financial Account Standards No. 168, "The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS No. 168”).   It replaces the U.S. generally accepted accounting principles ("U.S. GAAP") hierarchy created by Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles," by establishing only two levels of generally accepted accounting principles: authoritative and non authoritative. All authoritative guidance will carry the same level of authority. The statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of SFAS No. 168 is not expected to have a material effect on our results of operations.

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

Results of Operations for the Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Our certification and supplier diversity consulting income during the six months ended June 30, 2009 resulted in net revenues of $3,050 as compared to the six months ended June 30, 2008 where we had $1,750 in net revenues. This was an increase of $1,300, or 74%. The increase in certification and supplier diversity consulting income was due to the fact that we were able to recognize revenue for services rendered for certification and supplier diversity consulting services for new contracts obtained during the period.

General and administrative expenses for the six months ended June 30, 2009 were $9,516.  This was a decrease of $10,374, or 52%, as compared to general and administrative expenses of $19,890 for the six months ended June 30, 2008.  During the six months ended June 30, 2009, we incurred professional services fees in the amount of $7,775, filing fees, dues and subscription costs of $694, telephone expenses of $718, office expenses of $68, depreciation expenses of $192, computer and internet expenses of $10, and other miscellaneous operating expenses amounting to $59.

Depreciation expense for the six months ended June 30, 2009 was $192. This is an increase of $0, or 0%, as compared to depreciation expense of $192 for the six months ended June 30, 2008.

We had net loss of $6,355 (or basic and diluted loss per share of $0.0008) for the six months ended June 30, 2009, as compared to a net loss of $18,140 (or basic and diluted loss per share of $0.0022) for the six months ended June 30, 2008.  The decrease in net loss was primarily due to the fact that we no longer incur rent expense.

Liquidity and Capital Resources

We had total assets of $1,823 as of June 30, 2009. This consisted of total current assets of $1,016, an increase of $633, or 165%, as compared to current assets of $383 for the period ended December 31, 2008. Other assets as of June 30, 2009 included property and equipment of $807 net of $1,088 of accumulated depreciation.

We had negative working capital of $12,124 as of June 30, 2009.

We had total liabilities of $21,390 as of June 30, 2009, which consisted of current liabilities of $13,140 and long term liabilities related to shareholder loans of $8,250. This was an increase of $6,796 or 47%, as compared to total liabilities of $14,594 for the period ended December 31, 2008.

We had an accumulated deficit of $69,417 as of June 30, 2009. This was an increase of $6,355 or 10%, as compared to an accumulated deficit of $63,062 for the period ended December 31, 2008.

We had net cash used in operating activities of $6,367 for the six months ended June 30, 2009. The net cash used in operating activities for the six months ended June 30, 2008 was $17,374. This was a decrease of $11,007, or 63%.

We had $7,000 in net cash provided by financing activities for the six months ended June 30, 2009, as compared to $1,000 for the six months ended June 30, 2008, which consisted solely of a shareholder loan pursuant to terms of a Credit Agreement and Note entered into by the Company and a majority shareholder.

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

We plan to improve our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision of our accounting processes. These deficiencies have been disclosed to our board of directors. We believe that this effort is sufficient to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our Chief Executive Officer, Chief Financial Officer and director will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote or for the written consent of security shareholders, through the solicitation of proxies or otherwise, during the six months ended June 30, 2009 and no meeting of shareholders was held.

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

GATEWAY CERTIFICATIONS, INC.

Date: August 13, 2009	By:	/s/ Lawrence Williams, Jr.
Lawrence Williams, Jr.
Chief Executive Officer and Principal Accounting Officer