Form 10-Q
period 2009-09-30
Gateway Certifications, Inc.
filed 2009-11-12
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes [  ]    No [X]

As of November 6, 2009, there were 8,343,000 outstanding shares of the registrant's common stock, $.001 par value per share.

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

GATEWAY CERTIFICATIONS, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	September 30, 2009	December 31, 2008
ASSETS

Current assets
Cash	$ 383	$ 383
Total current assets	383	383

Equipment, net of accumulated depreciation	711	999
of $1,184 and $896, respectively

Total assets	$ 1,094	$ 1,382

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Current portion of shareholder loans	2,000	1,250
Shareholder demand notes payable	1,000	1,000
Unearned revenue	-	2,000
Accounts payable	-	94
Loan interest payable	660	117
Franchise tax payable	-	710
Deposit	50	50
Commission payable	1,740	1,200
Professional fees payable	10,437	6,423
Total current liabilities	15,887	12,844

Long-Term Liabilities
Shareholder loans	8,000	1,750
Total long-term liabilities	8,000	1,750

Total liabilities	23,887	14,594

Stockholders' deficit
Common stock $.001 par value, 50,000,000 shares
authorized, 8,343,000 shares issued and outstanding	8,343	8,343
Additional paid in capital	41,507	41,507
Deficit accumulated during the development stage	(72,643)	(63,062)
Total stockholders' deficit	(22,793)	(13,212)

Total liabilities and stockholders' deficit	$ 1,094	$ 1,382

See accompanying notes to condensed financial statements

GATEWAY CERTIFICATIONS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months and Nine Months ended September 30, 2009 and September 30, 2008 and for the period from August 30, 2006 (inception) to September 30, 2009

	Three Months		Nine Months		Cumulative From Inception
	Ended		Ended		(August 30, 2006) to
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009
Revenue
Consulting income	$ 300	$ -	$ 3,800	$ 2,500	$ 9,800
Commission expense	90	-	540	750	1,740
Net revenue	210	-	3,260	1,750	8,060

General and administrative expenses
Organization costs	-	-	-	-	752
Advertising and promotion	20	822	20	2,458	3,823
Computer and internet expense	-	156	10	726	2,107
Depreciation expense	96	96	288	288	1,184
Filing fees, dues and subscriptions	-	94	694	1,734	7,723
Legal fees	-	-	-	-	1,000
Outside services	-	-	-	-	1,200
Office expense	220	43	288	683	4,813
Rent expense	-	1,943	-	10,221	21,782
Telephone expense	341	306	1,059	1,013	3,902
Professional fees	2,200	1,630	9,975	7,730	30,970
Other expense	352	-	412	127	752
Franchise taxes	-	150	-	150	1,760
Total general and administrative expenses	3,229	5,240	12,746	25,130	81,768

Loss from operations	(3,019)	(5,240)	(9,486)	(23,380)	(73,708)
Other income/(expense)

Miscellaneous income		-	447	-	1,970
Interest expense	(206)	(60)	(542)	(60)	(905)
Total other income/(expense)	(206)	(60)	(95)	(60)	1,065

Net (loss) before income taxes	(3,225)	(5,300)	(9,581)	(23,440)	(72,643)

Federal income tax expense	-	-	-	-	-

Net (loss)	$ (3,225)	$ (5,300)	$ (9,581)	$ (23,440)	$ (72,643)

Net loss per common shares outstanding	$ (0.0004)	$ (0.0006)	$ (0.0011)	$ (0.0028)

Weighted average shares outstanding:
Basic and diluted	8,343,000	8,343,000	8,343,000	8,343,000

See accompanying notes to condensed financial statements

GATEWAY CERTIFICATIONS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months ended September 30, 2009 and September 30, 2008 and for the period from August 30, 2006 (inception) to September 30, 2009

			Cumulative From Inception
			(August 30, 2006) to
	September 30,		September 30,
Cash flows from operating activities	2009	2008	2009
Net loss	$ (9,581)	$ (23,440)	$ (72,643)
Adjustments to reconcile net (loss) to net
cash used in operating activities
Depreciation	288	288	1,184
Outside services in exchange for common stock	-	-	1,200
Increase/(decrease) in:
Unearned revenue	(2,000)	2,000	-
Accounts payable	-	308	-
Franchise tax payable	(710)	(450)	-
Deposit	-	50	50
Commission payable	540	750	1,740
Loan interest payable	543	60	660
Professional fees payable	3,920	115	10,437
Net cash used in operating activities	(7,000)	(20,319)	(57,372)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	46,755
Proceeds from shareholder demand notes payable	-	500	1,000
Proceeds from shareholder loans	7,000	2,000	10,000
Net cash from financing activities	7,000	2,500	57,755

Net (decrease) in cash	-	(17,819)	383

Cash, beginning of period	383	18,019	-

Cash, end of period	$ 383	$ 200	$ 383

Supplemental disclosure of Cash Flows information cash paid for:

Interest	-	-	$ 246

Supplemental disclosure of non-cash investing and financing activities
During the period ended December 31, 2006, equipment with a value of $1,895 was contributed to the Company in exchange for common stock. This contribution and related issuance of common stock has been excluded from the condensed statements of cash flows presented.

See accompanying notes to condensed financial statements

GATEWAY CERTIFICATIONS, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2009

1.

Basis of Presentation

The accompanying unaudited interim condensed financial statements of Gateway Certifications, Inc. and the information for Form 10-Q have been prepared in accordance with the rules of the Securities and Exchange Commission, and do not include all of the information and note disclosures required by generally accepted accounting principles, and should be read in conjunction with the audited financial statements and notes thereto also contained in Gateway Certifications, Inc. Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financials statements as reported in Form 10-K have been omitted.  We had negative working capital of $15,504 and an accumulated deficit of $72,643 incurred through September 30, 2009.  There is substantial uncertainty we will continue operations in which case you could lose your investment.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.  As such we may have to cease operations and investors could lose their entire investment.  We have evaluated the impact of the subsequent events on the interim consolidated financial statements through the time of filing this Quarterly Report on Form 10-Q on November 11, 2009.

2.

Basic and Diluted Net (Loss) Per Share

The basic net (loss) per common share is computed by dividing the net (loss) by the weighted average number of common shares outstanding.  Diluted net (loss) per common share is not computed since it would be anti-dilutive.

3.

Shareholder Loans Payable

On June 19, 2008, the Company and Lawrence Williams, Jr., an officer of the Company, entered into an unsecured promissory note for the amount of $1,000 loaned by Mr. Williams to the Company (“Williams Loan”). Interest shall accrue on the principal amount of this note at a rate of eight percent (8%) per annum. The Company shall pay the Williams Loan in twelve (12) quarterly installments of approximately $83 payable each on the last day of each quarter with the first such installment on December 31, 2008 until the principal and interest have been paid in full.  The outstanding principal and accrued interest on Williams Loan is due June 30, 2013. The balance due on this loan as of September 30, 2009 is $1,000.

On July 23, 2008, the Company and Kwajo Sarfoh entered into an unsecured promissory note for the amount of $1,000 loaned by Mr. Sarfoh to the Company (“Sarfoh Loan”). Interest shall accrue on the principal amount of this note at a rate of eight percent (8%) per annum. The Company shall pay the Sarfoh Loan in twelve (12) quarterly installments of approximately $83 payable each on the last day of each quarter with the first such installment on December 31, 2008 until the principal and interest have been paid in full.  The outstanding principal and accrued interest on Sarfoh Loan is due June 30, 2013. The balance due on this loan as of September 30, 2009 is $1,000.

On October 3, 2008, the Company and Lawrence Williams, Jr., an officer of the Company, entered into an unsecured promissory note for the amount of $1,000 loaned by Mr. Williams to the Company (“Williams Loan 2”). Interest shall accrue on the principal amount of this note at a rate of eight percent (8%) per annum. The Company shall pay the Williams Loan in twelve (12) quarterly installments of approximately $83 payable each on the last day of each quarter with the first such installment on December 31, 2008 until the principal and interest have been paid in full.  The outstanding principal and accrued interest on Williams Loan is due no later than June 30, 2013.  The balance due on this loan as of September 30, 2009 is $1,000.

On February 27, 2009, pursuant to the terms of the Credit Agreement and Note, Mr. Sarfoh loaned the Company $7,000 for working capital (refer to Note 5). A commercial promissory note was issued (“Note”) providing with respect to the Loan a maturity date of June 30, 2013 and interest accruing on the principal balance outstanding from time to time at an annual rate of eight percent (8%). All outstanding principal and unpaid interest under the Note and all other amounts due and payable under this Note shall become automatically due and payable, without demand or notice, on June 30, 2013. The Note shall be prepayable without premium or penalty. The balance due on this loan as of September 30, 2009 is $7,000.

The following is a schedule of long-term debt maturities of these obligations as of September 30, 2009:

Period ending:

September 30, 2010

$2,000

September 30, 2011

  1,000

September 30, 2012

         0

September 30, 2013

  7,000

Total

             $ 10,000

4.

Shareholder Demand Note Payable

On July 29, 2008, Kwajo Sarfoh, secretary of the Company, loaned the Company $500 (“Sarfoh Demand Loan”). Interest shall accrue on the principal amount of the note at a rate of eight percent (8%) per annum. The Company shall pay the Sarfoh Demand Loan with accrued interest on demand, but no later than July 29, 2013.

On December 12, 2008, Michael Belton, Stockholder of the Company, loaned the Company $500 (“Belton Demand Loan”). Interest shall accrue on the principal amount of the note at a rate of eight percent (8%) per annum. The Company shall pay the Belton Demand Loan with accrued interest on demand, but no later than December 12, 2013.

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

6.

Recent Accounting Pronouncements

In July 2009, the FASB, in an effort to codify all authoritative accounting guidance related to a particular topic in a single place, issued Statement of Financial Account Standards No. 168, "The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS No. 168”).  It replaces the U.S. generally accepted accounting principles ("U.S. GAAP") hierarchy created by Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles," by establishing only two levels of generally accepted accounting principles: authoritative and non authoritative. All authoritative guidance will carry the same level of authority. The statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of SFAS No. 168 had no material effect on our operations. In May 2009 the Financial Accounting Standards Board (“FASB”) issued a new standard pertaining to subsequent events that defined the period after the balance sheet date during which a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which a company shall recognize events or transactions occurring after the balance sheet date in its financial statements.  This standard also requires a company to disclose the date through which subsequent events have been evaluated for recognition or disclosure in the financial statements.  We have reflected the recognition and disclosure requirements of this standard in this Form 10-Q.

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

Results of Operations for the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Our certification and supplier diversity consulting income during the nine months ended September 30, 2009 resulted in net revenues of $3,260 as compared to the nine months ended September 30, 2008 where we had $1,750 in net revenues. This was an increase of $1,510, or 86%. The increase in certification and supplier diversity consulting income was due to the fact that we were able to recognize revenue for services rendered for certification and supplier diversity consulting services for the period.

General and administrative expenses for the nine months ended September 30, 2009 were $12,746.  This was a decrease of $12,384, or 49%, as compared to general and administrative expenses of $25,130 for the nine months ended September 30, 2008.  During the nine months ended September 30, 2009, we incurred professional services fees in the amount of $9,975, filing fees, dues and subscription costs of $694, telephone expenses of $1,059, office expenses of $288, depreciation expenses of $288, computer and internet expenses of $10, advertising and promotion expense of $20, and other miscellaneous operating expenses amounting to $412.

Depreciation expense for the nine months ended September 30, 2009 was $288. This is an increase of $0, or 0%, as compared to depreciation expense of $288 for the nine months ended September 30, 2008.

We had net loss of $9,581 (or basic and diluted loss per share of $0.0011) for the nine months ended September 30, 2009, as compared to a net loss of $23,440 (or basic and diluted loss per share of $0.0028) for the nine months ended September 30, 2008.  The decrease in net loss was primarily due to the fact that we no longer incur rent expense.

Liquidity and Capital Resources

We had total assets of $1,094 as of September 30, 2009. This consisted of total current assets of $383 and equipment of $711 net of $1,184 of accumulated depreciation. This was a decrease of $288, or 21%, as compared to total assets of $1,382 for the period ended December 31, 2008.

We had negative working capital of $15,504 as of September 30, 2009.

We had total liabilities of $23,887 as of September 30, 2009, which consisted of current liabilities of $15,887 and long term liabilities related to shareholder loans of $8,000. This was an increase of $9,293, or 64%, as compared to total liabilities of $14,594 for the period ended December 31, 2008.

We had an accumulated deficit of $72,643 as of September 30, 2009. This was an increase of $9,581, or 15%, as compared to an accumulated deficit of $63,062 for the period ended December 31, 2008.

We had net cash used in operating activities of $7,000 for the nine months ended September 30, 2009. The net cash used in operating activities for the nine months ended September 30, 2008 was $20,319. This was a decrease of $13,319, or 66%.

We had $7,000 in net cash provided by financing activities for the nine months ended September 30, 2009, as compared to $2,500 for the nine months ended September 30, 2008, which consisted solely of a shareholder loan pursuant to terms of a Credit Agreement and Note entered into by the Company and a majority shareholder.

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

Outside of the Loans, we do not have any other identified sources of additional capital. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. Any additional financing may involve dilution to our shareholders. In the alternative, additional funds may be provided from cash flow in excess of that needed to finance our day-to-day operations, although we may never generate this excess cash flow. If we do not raise additional capital or generate additional funds, implementation of our plans for growth will be delayed. If necessary we may withdraw from certain growth strategies to conserve cash for continued operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote or for the written consent of security shareholders, through the solicitation of proxies or otherwise, during the nine months ended September 30, 2009 and no meeting of shareholders was held.

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

GATEWAY CERTIFICATIONS, INC.

Date: November 11, 2009	By:	/s/ Lawrence Williams, Jr.
Lawrence Williams, Jr.
Chief Executive Officer and Principal Accounting Officer