Form 10-K
period 2009-12-31
AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
filed 2010-03-31
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2009

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 333-144228

AMERICAN JIANYE GREENTECH HOLDINGS LTD.

(Exact name of registrant as specified in its charter)

Nevada	20-5548974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
136-20 38the Ave. Unit 3G, Flushing, NY 11354
(Address of principal executive office and zip code)

718-395-8706
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files.

Yes ☐

No  ☒ (Not required by smaller reporting companies)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” bin Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☒

As of March 31, 2010, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the Pink Sheets) was approximately $4,954,896.  Shares of the Registrant’s common stock held by each executive officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 31, 2009 there were 31,100,770 shares of the Registrant’s common stock issued and outstanding.

AMERICAN JIANYE GREENTECH HOLDINGS LTD.

FORM 10-K

For the Fiscal Year Ended December 31, 2009

PART I

Item 1.	Business

Item 1A.	Risk Factors

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 8.	Financial Statements and Supplementary Financial Data

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Item 9A(T)	Controls and Procedures

Item 9B.	Other Information.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Party Transactions, and director independence

Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits, Financial Statements Schedules

Forward-Looking Statements

Statements contained in this annual report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements made in this Report generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

•

our heavy reliance on limited number of consumers;

•

strong competition in our industry;

•

increases in our raw material costs; and

•

an inability to fund our capital requirements.

Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this annual report are discussed in Item 1A. “Risk Factors.” Readers are urged to carefully review and consider the various disclosures made by us in this annual report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this annual report speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

PART I

ITEM 1.  BUSINESS

American Jianye Greentech Holdings Ltd. through its wholly-owned subsidiary, Jianye Greentech Holding Ltd. (BVI) and Hong Kong Jianye Greentech Holding Ltd. owns 100% of the registered capital of Heilongjian Jianye New Clean Fuel  Marketing Co. Ltd. (“Heilongjian Jianye New Clean Fuel ”), a corporation organized in 2009 under the laws of The People’s Republic of China.  Heilongjian Jianye New Clean Fuel is engaged in the business of marketing and distributing alcohol-based automobile fuel products in the Peoples Republic of China which are manufactured by our affiliate Zhao Dong Jianye Fuel Co., Ltd. (“Zhao Dong”).

In the year ended December 31, 2009, we derived our first revenue- $9,740,392 from the sales generated from the distribution of methanol-based and ethanol based fuels to two customers. These two customers are unrelated third parties, and the transactions were the result of arms length negotiations.

In the first quarter of 2010, the Company refocused its operations from solely distributing methanol based fuels to the development and manufacture of such fuels.  The Company plans to construct a fuel producing facility on this site.  Upon completion of the factory, the Company intends to manufacture all the fuel that the Company will distribute.  The Company intends to develop products designed to function as a lower-cost, more environmentally friendly alternative to conventional gasoline-based auto fuel.

Alcohol fuel is an attractive alternative to gasoline for several reasons, including its environmental benefits.  Alcohol-based fuel burns with higher efficiency and significantly lower toxic waste emissions than any lead-free gasoline that meets China’s national GB17930-1999 fuel quality standards. With its average total toxic waste emission level being only 1% of the maximum toxic emission level mandated by the Chinese industry regulators, the quality of alcohol fuel is on par with or exceeds the international fuel quality standards for Type IV lead-free gasoline.  In addition, due to the lower costs of the raw materials used in the manufacture process, the average integrated cost of such fuels is only about 4,000-4,150 Renminbi (“RMB”) ($590-610) per ton, lower than the prevailing wholesale price of #93 lead-free gasoline in China by as much as 1,000 RMB ($147) per ton.

The Company has the rights to over approximately 80,000 square meters in the Tieling Industry Zone, an area of approximately 38.33 square kilometers, with 4,000 square meters dedicated for a vehicle conversion and a restructuring factory and 10,000 square meters for automobile clean fuel and civil use clean fuel blending production facilities.  Upon completion, it is expected that this facility will have the capacity to produce 200,000 tons of blended fuels each year, yielding approximately $100 net per ton.

The Market for Alcohol-based Fuel

Alcohol fuel is an attractive alternative to gasoline for several reasons, including its environmental benefits.  Alcohol-based fuels burn with higher efficiency and significantly lower toxic waste emissions than any lead-free gasoline that meets China’s national GB17930-1999 fuel quality standards. With its average total toxic waste emission level being only 1% of the maximum toxic emission level mandated by the Chinese industry regulators, the quality of alcohol fuel is on par with or exceeds the international fuel quality standards for Type IV lead-free gasoline. In addition, due to the lower costs of the raw materials used in the manufacture process, the average integrated cost of such fuels is only about 4,000-4,150 Renminbi (“RMB”) ($540-560) per ton, lower than the prevailing wholesale price of #93 lead-free gasoline in China by as much as 1,000 RMB ($135) per ton.

China encourages the use of alcohol fuel as the substitute for gasoline due to the economic and environmental reasons, which provides a strong impetus for the development of alcohol fuel industry in the country. It is estimated that by 2010 the annual production capacity of domestic alcohol-based automobile fuel in China will reach 2 million tons. Meanwhile, worldwide demand for alcohol fuel is also gradually increasing, due to the limited supply and high cost of gasoline, and for environmental reasons. The increased demand has caused an increase in both the price and the profit margin for alcohol-based fuel.

Operations to Date

We commenced operation in September 2009.  Jianye China’s primary business is to distribute ethanol and methanol as alternative fuel for automobile use.   Our sales for the year ended December 31, 2009, were $9,740,392.

For the year ended December 31, 2009, we derived our first revenue- $9,740,392 from the sales of methanol-based and ethanol based fuels to two customers.  These two customers are unrelated third parties, and the transactions were the result of arms length negotiations.

Facilities

The Company is constructing a refinery that is located in the Tieling Industry Zone.  The Tieling Industry Zone is an area of approximately 38.33 square kilometers. American Jianye has control over approximately 80,000 square meters, with 4,000 square meters dedicated for a vehicle conversion and a restructuring factory and 10,000 square meters for automobile clean fuel and civil use clean fuel blending production facilities.  This facility will have the capacity to produce 200,000 tons of blended fuels each year, yielding approximately $100 net per ton.

The Company has developed a patented method for blending the raw materials in its manufacture process. This processing technique enables production of Methanol automobile fuel under normal atmospheric conditions and temperatures, as well as at temperatures as low as -30℃ (-22 degrees Fahrenheit).  The Company’s refining process produces no significant amount of hazardous waste or pollution.  These qualities, which are superior to those of lead-free gasoline fuel, have been certified by a team of experts organized by the Heilongjiang Province Science & Technology Department.

The key to the efficacy of the Company’s fuels is the unique combination of catalysts with methanol to raise the oxygen content and increase the octane rating of the fuels.  Prior to September 2006, the Company used methyl tertiary-butyl ether (MTBE) as the primary catalyst in its alcohol fuels, following the then-standard international manufacturing practice.  As information became available regarding the risk to the environment of MTBE run-off, the Company had ceased using MTBE as an oxygenate, switching to different, environmental friendly and non-toxic high-carbon derivatives to fulfill the same functions.

To date, the Company has developed six different types of catalysts, which are added into different types of alcohol–based fuels. These catalysts have proven to enhance fuel octane rating and engine power, inhibit the premature oxidation of the fuel, help remove sediment in the carburetor, and prevent the erosion of the engine cylinder surface. Whereas conventional alcohol-based automobile fuels can be used only in specially designed automobile engines, due to problems of corrosion and engine wear, the Company’s fuels can be readily used in ordinary motor vehicle engines, either independently or in combination with gasoline of comparable octane rating. The Company manufactures all six types of catalysts in its factory in Zhao Dong City, Heilongjiang Province.

Employees

The Company currently has 20 full-time employees.

ITEM 1A.  RISK FACTORS

RISKS RELATED TO OUR BUSINESS

You should carefully consider the risks described below before buying our common stock.  If any of the risks described below actually occurs, that event could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

Because we have not yet commenced our full scale production operations, unexpected factors may hamper our efforts to implement our business plan.

Our business plan contemplates that we will become a fully-integrated refiner and marketer of alcohol-based fuel oil.  To date, however, we have produced and marketed our fuels only in limited quantities.  If the necessary funding can be obtained, we will commence operations on a much larger scale.  The complexity of this undertaking means that we are likely to face many challenges, some of which are not yet foreseeable.  Problems may occur with our raw material acquisition, with the roll-out of efficient manufacturing processes, and with our ability to deliver fuel efficiently.  If we are not able to minimize the costs and delays that result, our business plan may fall short of its goals, and we will be unable to achieve profitability.

The capital investments that we plan may result in dilution of the equity of our present shareholders.

Our business plan contemplates that we will invest approximately $4 million in the start-up of our full-scale operations.  We intend to raise a large portion of the necessary funds by selling equity in our company.  At present we have no commitment from any source for those funds.  We cannot determine, therefore, the terms on which we will be able to raise the necessary funds.  It is possible that we will be required to dilute the value of our current shareholders’ equity in order to obtain the funds.  If, however, we are unable to raise the necessary funds, our growth will be limited, as will our ability to compete effectively.

Heilongjian Jianye New Clean Fuel’s profitability will be dependent on market prices for methanol, ethanol and gasoline.

Heilongjian Jianye New Clean Fuel’s profitability and financial condition will be significantly affected by the selling price for alcohol-based fuel.  That price, in turn, will depend on the market prices for competitive products, specifically gasoline.  Uncontrolled market forces ultimately drive the price and supply of each of these fuels.  Factors that affect these market prices include the level of consumer product demand, governmental regulations and taxes, the level of foreign imports of oil and natural gas, and the overall economic environment. Significant declines in world wide prices for oil could have a material adverse effect on our success in introducing methanol-based fuels.

Heilongjian Jianye New Clean Fuel  creates products that may have harmful effects on the environment if not stored and handled properly prior to use, which could result in significant liability and compliance expense.

The distribution of alcohol-based fuel involves the controlled use of materials that are hazardous to the environment. Heilongjian Jianye New Clean Fuel cannot eliminate the risk of accidental contamination or discharge and any resulting problems that occur. Government regulations govern the use, manufacture, storage, handling and disposal of these materials. Heilongjian Jianye New Clean Fuel may be named a defendant in any suit that arises from the improper handling, storage or disposal of these products. Heilongjian Jianye New Clean Fuel could also be subject to civil damages in the event of an improper or unauthorized release of, or exposure of individuals to, hazardous materials. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair Heilongjian Jianye New Clean Fuel’s research, development and production efforts.

An increase in raw material prices could increase costs and decrease profits.

Changes in the cost of raw materials in the products we distribute could significantly increase the price of those products and affect our ability to market and distribute them.  Although the cost of methanol has traditionally been relatively stable, increased use of methanol for fuel would create increased demand and could introduce volatility into the market for methanol.  The market price for gasoline distillate is a function of the market price of oil, which has been highly volatile in recent years.  The market price of ethanol depends primarily on the availability of feedstocks, which again has become volatile in recent years due to the heightened demand caused by the widespread acceptance of ethanol as a fuel supplement.

Increased government regulation of our production and/or marketing operations could diminish our profits.

The fuel production and supply business is highly regulated.  Government authorities are concerned with effect of fuel distribution on the national and local economy.  To achieve optimal availability of fuel, governments regulate many key elements of both production and distribution of fuel.  Increased government regulation may affect our business in ways that cannot be predicted at this time, potentially involving price regulation, distribution regulation, and regulation of manufacturing processes.  Any such regulation or a combination could have an adverse effect on our profitability.

In addition, the day-to-day operations of our business will require frequent interaction with representatives of the Chinese government institutions.  The national, provincial and local governments in the People’s Republic of China are highly bureaucratized.  The effort to obtain the registrations, licenses and permits necessary to carry out our business activities can be daunting.  Significant delays can result from the need to obtain governmental approval of our activities.  These delays can have an adverse effect on the profitability of our operations.  In addition, compliance with regulatory requirements applicable to fuel manufacturing and distribution may increase the cost of our operations, which would adversely affect our profitability.

Our business and growth will suffer if we are unable to hire and retain key personnel that are in high demand.

Our future success depends on our ability to attract and retain highly skilled engineers, chemists, industrial technicians, production supervisors, and marketing personnel.  In general, qualified individuals are in high demand in China, and there are insufficient experienced personnel to fill the demand.  In a specialized scientific field, such as ours, the demand for qualified individuals is even greater.  If we are unable to successfully attract or retain the personnel we need to succeed, we will be unable to implement our business plan.

Capital outflow policies in China may hamper our ability to pay dividends to shareholders in the United States.

The People’s Republic of China has adopted currency and capital transfer regulations. These regulations require that we comply with complex regulations for the movement of capital. Although Chinese governmental policies were introduced in 1996 to allow the convertibility of RMB into foreign currency for current account items, conversion of RMB into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange. We may be unable to obtain all of the required conversion approvals for our operations, and Chinese regulatory authorities may impose greater restrictions on the convertibility of the RMB in the future. Because most of our future revenues will be in RMB, any inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit our ability to pay dividends to our shareholders.

Currency fluctuations may adversely affect our operating results.

The Company generates revenues and incurs expenses and liabilities in Renminbi, the currency of the People’s Republic of China.  However, it will report its financial results in the United States in U.S. Dollars.  As a result, our financial results will be subject to the effects of exchange rate fluctuations between these currencies.  From time to time, the government of China may take action to stimulate the Chinese economy that will have the effect of reducing the value of Renminbi.  In addition, international currency markets may cause significant adjustments to occur in the value of the Renminbi.  Any such events that result in a devaluation of the Renminbi versus the U.S. Dollar will have an adverse effect on our reported results.  We have not entered into agreements or purchased instruments to hedge our exchange rate risks.

We have limited business insurance coverage.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products, and do not, to our knowledge, offer business liability insurance. As a result, we do not have any business liability insurance coverage for our operations. Moreover, while business disruption insurance is available, we have determined that the risks of disruption and cost of the insurance are such that we do not require it at this time. Any business disruption, litigation or natural disaster might result in substantial costs and diversion of resources.

We are not likely to hold annual shareholder meetings in the near future.

Management does not expect to hold annual meetings of shareholders in the near future, due to the expense involved.  The current members of the Board of Directors were appointed to that position by the previous directors.  If other directors are added to the Board in the future, it is likely that the current directors will appoint them.  As a result, the shareholders of China Jianye Fuel will have no effective means of exercising control over the operations of China Jianye Fuel.

ITEM 2.  PROPERTIES

The Company’s refinery is located in the Tieling Industry Zone, an area of approximately 38.33 square kilometers. The Company has a lease to operate over approximately 80,000 square meters, with 4,000 square meters dedicated for a vehicle conversion and a restructuring factory and 10,000 square meters for automobile clean fuel and civil use clean fuel blending production facilities.  Upon completion, it is expected this facility will have the capacity to produce 200,000 tons of blended fuels each year, yielding approximately $100 net per ton.

The company also own 2 international patents which worth 9 million USD under third party evaluation:

•

Cellulosic ethanol-based vehicles with clean fuels, (No. PCT/CN20081139); and

•

Methanol, cellulosic ethanol, ethanol-based vehicles with clean fuel additives (No. PCT/CN20081138).

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2009.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Prices (1)
	High	Low
Year Ended December 31, 2009
1st Quarter	$0	$0
2nd Quarter	$0	$0
3rd Quarter	$0	$0
4th Quarter	$1.18	$0

Year Ended December 31, 2008
1st Quarter	$0	$0
2nd Quarter	$0	$0
3rd Quarter	$0	$0
4th Quarter	$0	$0

(1)  The above tables set forth the range of high and low closing prices per share of our common stock as reported by OTC Bulletin Board and the Pink Sheets, as applicable, for the periods indicated.

Approximate Number of Holders of Our Common Stock

On December 31, 2009, there were approximately 28 stockholders of record of our common stock.

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

Recent Sales of Unregistered Securities.

On September 29, 2006, the Company issued 4,387,500 shares of the Company’s common stock to Kwajo Sarfoh for $4,387.50, or $.001 per share.

On September 30, 2006, the Company issued 130,980 shares of the Company’s common stock to Michael Belton for $130.98, or $.001. On October 27, 2006 the Company issued 2,231,520 shares of the Company's common stock to Mr. Belton for $2,231.52, or $.001 per share.

On December 22, 2006, the Company issued Lawrence A. Williams, Jr. 1,200,000 shares of the Company's common stock at $.001, for services performed valued at $1,200 contributed capital to the Company.

From December 1, 2006 to March 31, 2007, the Company sold 367,000 shares of its common stock, par value $.001, at a price of $0.10 per share to thirty (30) investors in consideration for $36,700 contributed capital to the Company.  We claim an exemption from registration afforded by Rule 506 of Regulation D and section 4(2) of the Securities Act of 1933, as amended.

On November 16, 2009, the Registrant authorized the issuance of 3,548,796 shares in connection with the execution of a Share Exchange Agreement with the equity-holders of Jianye Greentech Holdings Ltd. (the “Exchange”).

Except as noted above, the sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and rules promulgated thereunder. Each of the above-referenced investors in our stock represented to us in connection with their investment that they were “accredited investors” (as defined by Rule 501 under the Securities Act) and were acquiring the shares for investment and not distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The investors received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Repurchase of Equity Securities.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the fourth quarter of fiscal 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Annual Report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "management believes" and similar language. The forward-looking statements are based on the current expectations of the Company and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. Actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

Investors are also advised to refer to the information in our previous filings with the Securities and Exchange Commission (SEC), especially on Forms 10-K, 10-Q and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.

Results of Operations

Jianye Greentech Holdings Ltd (“Jianye BVI”) was incorporated on April 17, 2008 under the laws of British Virgin Islands. Jianye BVI is a holding company that owns 100% of Hong Kong Jianye Greentech Holdings Limited (“Jianye Hong Kong”), a corporation incorporated on May 2, 2008 under the laws of Hong Kong. Jianye BVI and Jianye Hong Kong currently have no operations and operate as investment holding companies. On September 28, 2009, Jianye Hong Kong established Heilongjian New Jianye New Clean Fuel Marketing Ltd. (“Jianye China”), a wholly owned subsidiary in China, with registered capital of US$50,000. As a result, Jianye BVI owns 100% of the equity of Jianye China through Jianye Hong Kong. Jianye China’s primary business is to distribute ethanol and methanol as alternative fuel for automobile use.

Heilongjian New Jianye Clean Fuel Marketing Ltd. (“Jianye China”) commenced operation in September 2009.  Jianye China’s primary business is to distribute ethanol and methanol as alternative fuel for automobile use.

In the year ended December 31, 2009, we derived our first revenue- $9,740,392 from the sales of methanol-based and ethanol based fuels to two customers. These two customers are unrelated third parties, and the transactions were the result of arms length negotiations.

Our gross profit margin during the year ended December 31, 2009 was 13.8%. This figure represents our regular gross profit margin as a marketing company and distributor. We expect our gross profit margin to be significant higher than that after our own refinery is built and produce our own fuels in the future. The plan for building refinery is under way.

Selling, general and administrative expenses for the year ended December 31, 2009 were $90,622 or 1% of net sales. Selling, general and administrative expenses consist primarily of payroll, storage cost and bad debt expense.

Income from operations for the year ended December 31, 2009 was $1,257,789, and net income after income taxes for the same period was $943,342. During the same period, however, our operations reduced our cash position by $235,367, due to the fact that neither of our major customers has paid any significant port of the purchase price for the fuels they purchased. The primary factor enabling us to reach our current condition without incurring large expenses and to carry on operations with negative cash flow was the willingness of our shareholders to serve our company for minimal compensation and made loan to the company, and the fact that our creditors are tolerating an increase in our accounts payable.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the year ended December 31, 2009, the effect of converting our financial results to Dollars was to add $218 to our accumulated other comprehensive income.

Liquidity and Capital Resources

Our operations to date have been funded primarily by capital contributions and short-term loans from our related party and our Chairman, Haipeng Wang.

Our working capital at December 31, 2009 totaled $846,019. Included in our working capital, however, was $9,698,078 in accounts receivable, almost all of which are owed by the two customers who were the source of 100% of our 2009 revenue.  We are not certain when those receivables will be paid. We have, therefore, only a small amount of liquid assets.

Capital Expenditure

Total capital expenditures during the year ended December 31, 2009 was $841.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principle generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid instruments with original maturities of three months or less.

Accounts Receivable

Accounts receivable are carried at original invoice amount less estimates made for doubtful receivables. Management determines the allowance for doubtful accounts at the end of the period based on a review of the current status of existing receivables, account aging, historical collection experience, subsequent collections, management's evaluation of the effect of existing economic conditions, and other known factors. The provision is provided for the above estimates made for all doubtful receivables. Account balances are charged off against the allowance only when the Company considers it is probable that a receivable will not be recovered. Recoveries of trade receivables previously written off are recorded when received.

Recent accounting pronouncements

In August 2009, the FASB issued Accounting Standards Update 2009-05, “Measuring Liabilities at Fair Value” to provide guidance on measuring the fair value of liabilities under ASC 820, “Fair Value Measurements and Disclosures.” It establishes that a Level 1 fair value measurement should be used to measure the fair value of a liability and alternative valuation techniques that should be used in the absence of a Level 1 measurement. ASU 2009-05 is effective for the first reporting period beginning after issuance; thus, it became effective for the Company on October 1, 2009. The adoption of ASU 2009-05 does not have a material impact on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force,” to provide amendments to the criteria in Subtopic 609-24 of the Codification for separating consideration into multiple-deliverable revenue arrangements. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of each specific deliverable which includes vendor-specific objective evidence (“VSOE”) if available, third party evidence if VSOE is not available or estimated selling price if neither VSOE nor third party evidence is available. ASU 2009-13 also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. This Update expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact of ASU 2009-13 on its consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

Consolidated Financial Statements

The full text of our audited consolidated financial statements as of December 31, 2009, and 2008 begins on page F-1 of this Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 18, 2009, D'Arcangelo & Co., LLP (“D'Arcangelo”) was dismissed as the independent accountant of American Jianye Greentech Holdings, Ltd. (the “Company”).  The Board of Directors acting in the capacity of an audit committee approved the dismissal of D'Arcangelo.

D'Arcangelo’s reports on the Company’s financial statements for the years ended December 31, 2008 and 2007 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles except that the reports for both years indicated that the Company is in the development stage, has suffered significant operating losses, and is dependent upon its stockholders to provide sufficient working capital to meet its obligations and sustain its operations.  Accordingly, such reports indicated that there was substantial doubt as to the Company’s ability to continue as a going concern and that the financial statements did not include any adjustments that might result from the outcome of this uncertainty.

During the years ended December 31, 2008 and 2007 and through March 18, 2010, there were no disagreements with D'Arcangelo on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of D'Arcangelo, would have caused it to make reference thereto in connection with its reports on the financial statements for such years.  During the years ended December 31, 2008 and 2007 and through March 18, 2010, there were no matters that were either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided D'Arcangelo with a copy of the foregoing disclosures and requested D'Arcangelo to furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not D'Arcangelo agrees with the disclosures.

On March 24, 2010, the Company’s Board of Directors acting in the capacity of an audit committee approved the engagement of KCCW Certified Public Accountants (“KCCW) as the Company’s new independent accountant to act as the principal accountant to audit the Company’s financial statements. During the Company’s fiscal years ended December 31, 2008 and 2007 and through March 18, 2010, neither the Company, nor anyone acting on its behalf, consulted with KCCW regarding the application of accounting principles to a specific completed or proposed transaction or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided that KCCW concluded was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, such controls and procedures were effective.

Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year covered by this annual report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2009 using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control - Integrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION.

None.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors and executive officers of the Registrant; (2) all positions and offices with the Registrant held by each such person; (3) any period during which he or she has served a such.  All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualify.  Officers serve at the pleasure of the Board of Directors.

Name	Age	Title
Haipeng Wang	33	Chairman, President
Daliang Yang	40	Chief Executive Officer
Yulin Yang	40	Chief Financial Officer

HaiPeng Wang.  Ms. Wang has served as a Director of Heilongjiang Jianye New Clean Fuel Marketing Co., Ltd. since September of 2009.  In that capacity he serves as its highest decision and is responsible for making the operating policies and developing plans, regulating and supervising the business activities, review and approval of its financial budget and accounts.  Prior thereto and since 2002, Mr. Wang the General Manager of Heilongjiang Jianye, in charge of the Company’s real property.  Mr. Wang holds a bachelor’s degree from Harbin Shifan University.

Daliang Yang.  Mr. Yang has serviced as Chief Executive Officer of Heilongjiang Jianye New Clean Fuel Marketing Co., Ltd. since September of 2009.  From 2002 until September 2009, Mr. Yang served as Vice President of Heilongjiang Jianye Fuel Company.

Yulin Yang.  Ms. Yang has served as Chief Financial Officer of Heilongjiang Jianye New Clean Fuel Marketing Co., Ltd. since September of 2009.  From September 2005 until 2009, Ms. Yang served as an accountant at Heilongjiang Hongguang Vehicle Marketing Co. From 2002 to 2005, Ms. Yang was an accountant at Harbin Zhanpeng Accounting Firm. Ms. Yang graduated with a B.A. in accounting.

Nominating, Compensation and Audit Committees

The Board of Directors does not have an audit committee, a compensation committee or a nominating committee, due to the small size of the Board.  The Board will also not have an “audit committee financial expert” within the definition given by the Regulations of the Securities and Exchange Commission.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC.  The SEC has designated specific due dates for these reports.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws (except where not subsequently dismissed without sanction or settlement), or from engaging in any type of business practice, or a finding of any violation of federal or state securities laws. To the best of our knowledge, no petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of any of our directors or officers, or any partnership in which any of our directors or officers was a general partner at or within two years before the time of such filing, or any corporation or business association of which any of our directors or officers was an executive officer at or within two years before the time of such filing. Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Ethics

The Board of Directors has not adopted a code of ethics applicable to the Company’s executive officers.  The Board believes that the small number of individuals involved in the Company’s management makes such a code unnecessary.

ITEM 11.  EXECUTIVE COMPENSATION

The following table reflects all forms of compensation for the years ended December 31, 2009, 2008 and 2007. No other person received salary or bonus in excess of $100,000 for any of these fiscal years.

Name and Principal Position	Year	Salary	Bonus ($)	Stock Award(s) ($)	Option Awards(#)	All Other Compensation ($)	Total ($)
Haipeng Wang,	2009	$—	$—	—	—	$—	$—
Chairman, President	2008	$—	$—	—	—	$—	$—
	2007	$—	$—	—	—	$—	$—

Daliang Yang,	2009	$—	$—	—	—	$—	$—
Chief Executive Officer	2008	$—	$—	—	—	$—	$—
	2007	$—	$—	—	—	$—	$—

Yulin Yang,	2009	$—	$—	—	—	$—	$—
Chief Financial Officer	2008	$—	$—	—	—	$—	$—
	2007	$—	$—	—	—	$—	$—

Lawrence Williams,*	2009	$—	$—	—	—	$—	$—
CEO, President	2008	$—	$—	—	—	$750	$750
	2007	$(1)1,200	$—	—	—	$450	$1,650

*Resigned November 16, 2009

(1) The Company issued Mr. Williams 1,200,000 shares of common stock, par value, $.001.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2009.

	Option awards					Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Haipeng Wang, Chairman, President		-	-	$ -	-	-	-	-	-

Daliang Yang, Chief Executive Officer	- -	-	-	$ -	-	-	-	-	-

Yulin Yang, Chief Financial Officer		-	-	$ -	-	-	-	-	-

Lawrence Williams, CEO, President *		-	-	$ -	-	-	-	-	-

*Resigned November 16, 2009

Remuneration of Directors

None of the members of the Board of Directors receives remuneration for service on the Board.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of outstanding Registrant Common Stock as of December 31, 2009 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of Class (2)
Haipeng Wang	24,998,399	80.37%
Daliang Yang	0	0%
Yulin Yang	0	0%
JJEJ Queens Company	3,001,601	9.65%
All Directors and Executive Officers as a Group (3 persons)	24,998,399	80.37%

(1) "Beneficial Owner" means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares, underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(2) For each shareholder, the calculation of percentage of beneficial ownership is based upon 31,100,770 shares of Common Stock outstanding as of December 31, 2009, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

EMPLOYMENT AGREEMENTS

We do not have employment agreements with any of our officers, directors or key personnel.  The Company’s principal operating subsidiary, Heilong Jianye New Clean Fuel Marketing Co., Ltd. has employment agreements with the following persons: Haipeng Wang, to serve as Chairman of the Board and President, executed on April 22, 2009 for a one year term, subject to automatic renewals of one year at the rate of $30,000 per year; and Daliang Yang, as Chief Executive Officer, executed on April 22, 2009 for a one year term, subject to automatic renewals of one year at the rate of $30,000 per year.

Equity Compensation Plan Information

As of the date of this Form 10-K, the Company has not authorized any equity compensation plan, nor has our Board of Directors authorized the reservation or issuance of any securities under any equity compensation plan.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

Transactions with Related Persons

None.

Director Independence

Currently, we have no independent directors on our Board of Directors, and therefore have no formal procedures in effect for reviewing and pre-approving any transactions between us, our directors, officers and other affiliates. We will use our best efforts to insure that all transactions are on terms at least as favorable to the Company as we would negotiate with unrelated third parties.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	2009	2008
Audit fees (1)	$ 17,700	$ 11,700
Audit-related fees	$ -	$ -
Tax fees (2)	$ -	$ 500
All other fees	$ -	$ -
Total	$ 17,700	$ 12,200

(1) Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2) “Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by KCCW Certified Public Accountants for our consolidated financial statements as of and for the year ended December 31, 2009.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Exhibit No.	Description
3.1(1)	Articles of Incorporation
3.2(1)	By-Laws
4.1(1)	Form of Share Certificate
10.1(1)	Private Placement Memorandum
10.2(1)	Subscription Agreement
10.3(1)	Registration Rights Agreement
10.4(1)	Employment Agreement dated December 22, 2006 between Gateway Certifications, Inc. and Lawrence Williams, Jr.
10.5(1)	Certification Services Contact dated January 1, 2007 between Gateway Certifications and Padua Lugo, Ltd.
10.6(1)	Gateway Certification, Inc. Sublease Agreement dated June 1, 2007
10.7(1)	Website Development Contract dated November 1, 2006 between Gateway Certifications and InfoSoft Consultants
10.8(2)	Unsecured Promissory Note between Gateway Certifications, Inc. and Lawrence Williams, Jr.
10.9(2)	Unsecured Promissory Note between Gateway Certifications, Inc. and Kwajo Sarfoh
10.10(3)	Unsecured Promissory Note 2 between Gateway Certifications, Inc. and Lawrence Williams, Jr.
10.11(3)	Credit Agreement between Gateway Certifications, Inc. and Kwajo Sarfoh
10.12(3)	Credit Agreement between Gateway Certifications, Inc. and Michael Belton
10.13(3)	Commercial Promissory Note between Gateway Certifications, Inc. and Kwajo Sarfoh
10.14(3)	Commercial Promissory Note between Gateway Certifications, Inc. and Michael Belton
10.15(3)	Line of Credit Draw Authorization between Gateway Certifications and Kwajo Sarfoh
10.16(3)	Line of Credit Draw Authorization between Gateway Certifications and Michael Belton
10.17(4)	Employment Agreement between Heilongjiang New Clean Fuel Marketing Co. and Daliang Yang, dated April 22, 2009.
10.18(4)	Employment Agreement between Heilongjiang New Clean Fuel Marketing Co. and Haipeng Wang, dated September 22, 2009
10.19(4)	Agreement and Plan of Share Exchange, by and among Gateway Certifications, Inc., Jianye Greentech Holdings Ltd., and the Shareholders of Jianye Greentech Holdings Ltd. as of November 16, 2009.
14.1(1)	Code of Ethics
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

(1) Filed as exhibits to the registrant’s Form SB-2 filed with the Commission on June 29, 2007.

(2) Filed as exhibits to the registrant’s Form 10-Q filed with the Commission on August 14, 2008.

(3) Filed as exhibits to the registrant’s Form 10-K filed with the Commission on March 31, 2009.

(4) Filed as exhibits to the registrant’s Form 8-K filed with the Commission on November 20, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA JIANYE FUEL INC.

By:	/s/ Haipeng Yang
Haipeng Yang
President

Date: March 31, 2009

AMERICAN JIANYE GREENTECH HOLDINGS LTD.

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2009 AND DECEMBER 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FINANCIAL STATEMENTS

Balance Sheets

Statements of Operations

Statements of Stockholders' Equity

Statements of Cash Flows

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

American Jianye Greentech Holdings Ltd.

We have audited the accompanying consolidated balance sheets of American Jianye Greentech Holdings Ltd. and its subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial positions of American Jianye Greentech Holdings Ltd. as of December 31, 2009 and 2008, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

KCCW Accountancy Corp.

Diamond Bar, California

March 29, 2010

AMERICAN JIANYE GREENTECH HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

	December 31,	December 31,
	2009	2008
Assets
Current Assets
Cash and cash equivalents	$ 80,366	$ -
Accounts receivable, net	9,698,078	-
Other current assets	75,059	-
	9,853,503

Leasehold improvements and equipment, net	841

Deposits	146,700

Total Assets	$ 10,001,044	$ -

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 6,089,600	$ -
Accounts payable- related parties	2,304,098	-
Accrued expenses	32,693	-
Income tax payable	314,511	-
Due to related parties	266,582	-
Total liabilities	9,007,484	-

Stockholders' Equity
Common stock, $0.001 par value, 394,500,000 shares
authorized, 31,100,770 and 28,000,000 shares issued
and outstanding as of December 31, 2009 and 2008, respectively	31,101	28,000
Preferred stock, $0.001 par value, 5,500,000 shares
authorized, 0 shares issued and outstanding	-	-
Additional paid-in capital	18,899	22,000
Stock subscription receivable	-	(50,000)
Other comprehensive income	218	-
Retained earnings	943,342	-
Total stockholders' equity	993,560	-

Total Liabilities and Stockholders' Equity	$ 10,001,044	$ -

The Accompanying Notes are an Integral Part of the Financial Statements

AMERICAN JIANYE GREENTECH HOLDINGS LTD.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

		April 17, 2008
	Year Ended	(inception) to
	December 31, 2009	December 31, 2008

Sales	$ 9,740,392	-

Cost of sales	8,391,981	-

Gross profit	1,348,411	-

Operating expenses:
Selling, general and administrative	90,622	-

Income from operations	1,257,789	-

Provision for income taxes	314,447	-

Net Income	$ 943,342	$ -

Net Income Per Share-
Basic and Diluted	$ 0.03	$ -

Weighted Average Shares Outstanding:
Basic and Diluted	28,407,773	28,000,000

The Accompanying Notes are an Integral Part of the Financial Statements

AMERICAN JIANYE GREENTECH HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

			Additional	Stock	Other
	Common Stock		Paid-in	Subscription	Comprehensive	Retained
	Share	Amount	Capital	Receivable	Income	Earnings	Total

Issuance of common stock to founders,
April 17, 2008	28,000,000	$28,000	$ 22,000	$ (50,000)	$ -	$ -	$ -

Net income for the period ended December 31, 2008	-	-	-	-	-	-	-

Balance, December 31, 2008	28,000,000	28,000	22,000	(50,000)	-	-	-

Recapitalization	3,100,770	3,101	(3,101)	-	-	-	-

Capital contribution	-	-	-	50,000	-	-	50,000

Net income for the period ended December 31, 2009	-	-	-	-	218	943,342	943,560

Balance, December 31, 2009	31,100,770	$31,101	$18,899	$ -	$ 218	$ 943,342	$ 993,560

The Accompanying Notes are an Integral Part of the Financial Statements

AMERICAN JIANYE GREENTECH HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

		April 17, 2008
	Year Ended	(inception) to
	December 31, 2009	December 31, 2008
Cash flows from operating activities
Net income	$ 943,342	$ -
Adjustments to reconcile net income to net cash
used in operating activities:
Changes in assets and liabilities:		-
Increase in accounts receivable	(9,696,095)
Increase in other current assets	(75,043)
Increase in deposits	(146,670)
Increase in accounts payable	8,391,981
Increase in accrued expenses	32,671
Increase in income tax payable	314,447
Net cash used in operating activities	(235,367)	-

Cash flows from investing activities
Capital contribution	50,000
Purchase of equipment	(841)
Net cash provided by investing activities	49,159

Cash flows from financing activities
Advances from related party	119,857
Advances from shareholder	146,670
Net cash provided by financing activities	266,527

Effect of exchange rate changes on cash and cash equivalent	47

Net increase in cash and cash equivalents	80,366	-

Cash and cash equivalents
Beginning	-	-
Ending	$ 80,366	$ -
Supplemental disclosure of cash flows
Cash paid during the period for:
Interest expense	$ -	$ -
Income tax	$ -	$ -

Stock subscription receivable	$ -	$ -

The Accompanying Notes are an Integral Part of the Financial Statements

AMERICAN JIANYE GREENTECH HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Nature of operations

American Jianye Greentech Holdings Ltd., (formerly Gateway Certifications, Inc.), (the ‘Company” or “American Jianye”) was originally incorporated on August 30, 2006, in the State of Nevada.

On November 13, 2009, the Company entered into and completed the transactions contemplated under a Share Exchange Agreement (the “Exchange Agreement”) with each of the shareholders (the “Shareholders”) of Jianye Greentech Holdings Ltd., a British Virgin Islands corporation (”Jianye”), pursuant to which the Company purchased from the Shareholders all issued and outstanding shares of Jianye’ common stock in consideration for the issuance of an aggregate of 3,548,796 shares of the Company common stock (the "Share Exchange") (the “Merger”).

The Share Exchange resulted in a change in control of the Company with the Shareholders owning 3,548,796 shares of common stock of the Company out of a total of 3,941,796 issued and outstanding shares after giving effect to the Share Exchange. As a result of the Exchange Agreement, (i) Jianye became a wholly-owned subsidiary of the Company and (ii) the Company succeeded to the business of Jianye as its sole business. Accordingly, the Company changed its name to American Jianye Greentech Holdings Ltd. The Company also effectuated a forward-split of its common stock on a 7.89-for-1 basis. The Merger will be accounted for as a reverse merger to be reflected as a recapitalization with Jianye as the accounting acquirer.

Jianye Greentech Holdings Ltd (“Jianye BVI”) was incorporated on April 17, 2008 under the laws of British Virgin Islands. Jianye BVI is a holding company that owns 100% of Hong Kong Jianye Greentech Holdings Limited (“Jianye Hong Kong”), a corporation incorporated on May 2, 2008 under the laws of Hong Kong. Jianye BVI and Jianye Hong Kong currently have no operations and operate as investment holding companies.

On September 28, 2009, Jianye Hong Kong established Heilongjian New Jianye New Clean Fuel Marketing Ltd. (“Jianye China”), a wholly owned subsidiary in China, with registered capital of US$50,000. As a result, Jianye BVI owns 100% of the equity of Jianye China through Jianye Hong Kong. Jianye China’s primary business is to distribute ethanol and methanol as alternative fuel for automobile use.

On November 2009, the Company changed its name to American Jianye Greentech Holdings Ltd. to more accurately reflect the business it intends to enter subsequent to the merger with Gateway and will focus its efforts for growth in the area of ethanol and methanol fuel.

Basis of Consolidation

The consolidated financial statements include the accounts of American Jianye Greentech Holdings Ltd and its wholly owned subsidiaries.  All significant intercompany accounts and transactions are eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Segment Reporting

The Company determines and discloses its segments in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” which uses a “management” approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. SFAS No. 131 also requires disclosures about products or services, geographic areas, and major customers. The Company’s management reporting structure provided for only one segment in 2009 and 2008 and accordingly, no separate segment information is presented.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid instruments with original maturities of three months or less.

Accounts Receivable

Accounts receivable are carried at original invoice amount less estimates made for doubtful receivables. Management determines the allowance for doubtful accounts at the end of the period based on a review of the current status of existing receivables, account aging, historical collection experience, subsequent collections, management's evaluation of the effect of existing economic conditions, and other known factors. The provision is provided for the above estimates made for all doubtful receivables. Account balances are charged off against the allowance only when the Company considers it is probable that a receivable will not be recovered. Recoveries of trade receivables previously written off are recorded when received. The allowance of doubtful accounts at December 31, 2009 was $44,307.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation.  Depreciation is computed on the straight-line method over the estimated useful lives of the related assets as follows:

Automobile	5 years
Furniture and fixtures	3 years
Machinery and equipment	3 to 5 years
Leasehold improvements	20 years

Expenditures for major renewals and betterment that extend the useful lives of property and equipment are capitalized.  Expenditures for repairs and maintenance are charged to expense as incurred.  When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and the resulting profit or loss is reflected in the statement of income for the period.

Revenue Recognition

The Company derives its revenues primarily from distribution of fuel for automobile use. Revenue is recognized when merchandise is shipped, title and risk of loss is passed to the customer and collectability is reasonably assured.

Stock Based Compensation

The Company adopted Statement of Financial Accounting Standards No 123(R), “Share-Based Payments” (“SFAS No. 123R”) effective January 1, 2006. SFAS No. 123R amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R generally requires such transactions be accounted for using a fair-value-based method. The Company does not have any awards of stock-based compensation issued and outstanding at December 31, 2009.

Earning (loss) per share

Basic earning (loss) per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2009, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Concentrations

Customers: The Company distributes ethanol and methanol as alternative fuel for automobile use in China. The Company performs ongoing credit evaluations of its customers’ financial condition and generally, requires no collateral. For the year ended December 31, 2009, two customers, each of who accounted for more than 10% of the Company’s total revenues, represented aproximately 100% of its total revenues, and 100% of accounts receivable in aggregate at December 31, 2009:

Customer	Sales for the year 2009		Accounts Receivable at 12/31/09
A	$ 5,697,252	58%	$ 5,698,417	58%
B	$ 4,043,120	42%	$ 4,043,967	42%
	$ 9,740,392	100%	$ 9,742,385	100%

Suppliers: For the year ended December 31, 2009, four suppliers, including a related party as stated on Note 2, each of who accounted for more than 10% of the Company’s total purchase, represented approximately 100% of its total purchase, and 100% of accounts payable in aggregate at December 31, 2009. Management believes other vendors could supply similar products, but their terms may not be as favorable as currently being offered by this vendor. A change in suppliers, however, could cause a delay in availability of products and a possible loss of sales, which could adversely affect operating results.

Income Taxes

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Statement of Cash Flows

In accordance with SFAS No. 95, "Statement of Cash Flows", cash flows from the Company's operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, other receivable, accounts payable, and accrued expenses, approximate their fair value because of the short maturity of those instruments.

Translation Adjustment

The accounts of the Company were maintained, and its financial statements were expressed, in Chinese Yuan. Such financial statements were translated into U.S. Dollars in accordance SFAS No. 52, "Foreign Currency Translation", with the Chinese Yuan as the functional currency. According to the Statement, all assets and liabilities are translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" as a component of shareholders’ equity.

Comprehensive Income

Comprehensive income includes accumulated foreign currency translation gains and losses. The Company has reported the components of comprehensive income on its statements of stockholders’ equity and comprehensive income (loss).

Recent accounting pronouncements

In August 2009, the FASB issued Accounting Standards Update 2009-05, “Measuring Liabilities at Fair Value” to provide guidance on measuring the fair value of liabilities under ASC 820, “Fair Value Measurements and Disclosures.” It establishes that a Level 1 fair value measurement should be used to measure the fair value of a liability and alternative valuation techniques that should be used in the absence of a Level 1 measurement. ASU 2009-05 is effective for the first reporting period beginning after issuance. The adoption of ASU 2009-05 does not have a material impact on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force,” to provide amendments to the criteria in Subtopic 609-24 of the Codification for separating consideration into multiple-deliverable revenue arrangements. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of each specific deliverable which includes vendor-specific objective evidence (“VSOE”) if available, third party evidence if VSOE is not available or estimated selling price if neither VSOE nor third party evidence is available. ASU 2009-13 also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. This Update expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact of ASU 2009-13 on its consolidated financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

Purchase and account payable: For the year ended December 31, 2009, approximately 28% of the Company’s inventory is purchased from a related party, a company controlled by the father of the Company’s CEO and major shareholder. Total purchase from this related party amounted to $2,304,569. Accounts payable due to this related party was $2,304,098 at December 31, 2009.

Advances from related party – For the year ended December 31, 2009, the Company had advances from the above related party in the amount of $119,882. The advances from related party are non-interest bearing and without fixed terms of repayment.

Advances from shareholder – For the year ended December 31, 2009, the Company had advances from the Company’s CEO and major shareholder in the amount of $146,700. The advances from this shareholder are non-interest bearing and without fixed terms of repayment.

NOTE 3 - INCOME TAXES

Jianye Greentech Holdings Ltd was incorporated in British Virgin Islands and is not subject to any income tax.

Hong Kong Jianye Greentech Holdings Limited was incorporated in Hong Kong and has not yet realized income as of December 31, 2009, and no provision for income taxes has been made.

Heilongjian New Jianye New Clean Fuel Marketing Ltd. was incorporated in the People’s Republic of China and is subject to PRC Enterprise Income Tax on net income at a rate of 25%.

Deferred tax assets and liabilities are measured based on the difference between the financial statement and tax bases of assets and liabilities at the applicable tax rates. There were no significant components of the deferred tax for the period ended December 31, 2009.

NOTE 4 - STOCKHOLDERS’ EQUITY

On November 24, 2009, the Company filed an Amended and Restated Articles of Incorporation with the Secretary of State of Nevada, to effect a 7.89 for 1 forward split of the issued and outstanding common shares of the Company whereby every one share of common stock held were exchanged for 7.89 shares of common stock. As a result, the issued and outstanding shares of common stock were increased from 3,941,796 prior to the forward split to approximately 31,100,770 following the forward stock split. The authorized capital were changed at 394,500,000 shares of common stock and any shareholder who beneficially owned a fractional share of common stock after the forward stock split had their fractional share rounded up to the nearest whole share. All references in the accompanying financial statements to the number of shares outstanding, per share amounts of the Company’s common stock have been adjusted to reflect the effect of the stock forward split. Shareholders’ equity reflects the stock forward split by reclassifying from “Common Stock” to “Additional Paid-in Capital” an amount equal to the par value of the increased shares arising from the forward split.

On November 2009, the Company’s Board of Directors approved another Amended and Restated Articles of Incorporation with the Secretary of State of Nevada, to amend the Company’s Articles of Incorporation to: (i) change the name of the Company to “American Jianye Greentech Holdings Ltd.” (ii) increase the number of the Company’s authorized shares of capital stock from 394,500,000 shares to 400,000,000 of which 394,500,000 shares will be common stock par value $0.001 per share and 5,500,000 shares will be preferred stock par value $0.001 per share; and (iii) authorize the Board of Directors to provide for the issuance of shares of preferred stock in series and, by filing a certificate pursuant to the Nevada Revised Statutes, to establish from time to time the number of shares to be included in each such series, and to fix the designation, power, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions.