Form 10-Q
period 2010-03-31
AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
filed 2010-05-17
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to  ______.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.

(Exact name of registrant as specified in Charter)

Nevada	333-144228	20-5548974
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

136-20 38the Ave. Unit 3G

 Flushing, NY 11354

(Address of Principal Executive Offices)

 _______________

718-395-8706
(Issuer Telephone number)

_______________

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☒             No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2010: 31,100,770 shares of common stock.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.

FORM 10-Q

March 31, 2010

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	(Removed and Reserved)
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES

Item 1.  Financial Information.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.

FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009

Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 (Unaudited)

Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2010 and 2009 (Unaudited)

Notes to the Financial Statements (Unaudited)

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	6,003	80,366
Accounts receivable, net	19,314,365	9,698,078
Other current assets	134,071	75,059
	19,454,439	9,853,503

Property and Equipment	294,171	841

Deposits	146,700	146,700

Total Assets	19,895,310	10,001,044

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	13,886,145	6,089,600
Accounts payable- related parties	2,643,108	2,304,098
Accrued expenses	69,228	32,693
Income tax payable	670,330	314,511
Due to related parties	565,656	266,582
Total liabilities	17,834,467	9,007,484

Stockholders' Equity
Common stock, $0.001 par value, 394,500,000 shares
authorized, 31,100,770 shares issued and outstanding
as of March 31, 2010 and December 31, 2009	31,101	31,101
Preferred stock, $0.001 par value, 5,500,000 shares
authorized, 0 shares issued and outstanding	-	-
Additional paid-in capital	18,899	18,899
Other comprehensive income	581	218
Retained earnings	2,010,262	943,342
Total stockholders' equity	2,060,843	993,560

Total Liabilities and Stockholders' Equity	19,895,310	10,001,044

The Accompanying Notes are an integral part of the Financial Statements.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31, 2010	March 31, 2009

Sales	$ 9,654,458	$ -

Cost of sales	8,132,783	-

Gross profit	1,521,675	-

Operating expenses:
Selling, general and administrative	99,090	-

Income from operations	1,422,585	-

Provision for income taxes	355,665	-

Net Income	1,066,920	-

Other comprehensive income
Foreign currency translation adjustment	363	-

Comprehensive income	$ 1,067,283	$ -

Net Income Per Share-
Basic and Diluted	$ 0.03	$ -

Weighted Average Shares Outstanding:
Basic and Diluted	31,100,770	28,000,000

The Accompanying Notes are an integral part of the Financial Statements.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities
Net income	$ 1,066,920	$ -
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation expense	70
Changes in assets and liabilities:
Increase in accounts receivable	(9,613,010)
Increase in other current assets	(58,993)
Increase in deposits	-
Increase in accounts payable	8,132,783
Increase in accrued expenses	36,538
Decrease in other current liabilities	(16)
Increase in income tax payable	355,698
Net cash used in operating activities	(80,010)	-

Cash flows from investing activities
Increase in construction in process	(293,400)
Net cash used in investing activities	(293,400)	-

Cash flows from financing activities
Advances from related parties	298,972
Net cash provided by financing activities	298,972	-

Effect of exchange rate changes on cash and cash equivalent	75	-

Net decrease in cash and cash equivalents	(74,363)	-

Cash and cash equivalents
Beginning	80,366	-
Ending	$ 6,003	$ -

Supplemental disclosure of cash flows
Cash paid during the period for:
Interest expense	$ -	$ -
Income tax	$ -	$ -

The Accompanying Notes are an integral part of the Financial Statements.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 1-  NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements contained in this report reflect all adjustments that are normal and recurring in nature and considered necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim period are not necessarily indicative of the results expected for the full year. These unaudited, condensed consolidated financial statements, footnote disclosures and other information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Nature of operations

American Jianye Greentech Holdings, Ltd., (formerly Gateway Certifications, Inc.), (the ‘Company” or “American Jianye”) was originally incorporated on August 30, 2006, in the State of Nevada.

On November 13, 2009, the Company entered into and completed the transactions contemplated under a Share Exchange Agreement (the “Exchange Agreement”) with each of the shareholders (the “Shareholders”) of Jianye Greentech Holdings, Ltd., a British Virgin Islands corporation (”Jianye”), pursuant to which the Company purchased from the Shareholders all issued and outstanding shares of Jianye’ common stock in consideration for the issuance of an aggregate of 3,548,796 shares of the Company common stock (the "Share Exchange") (the “Merger”).

The Share Exchange resulted in a change in control of the Company with the Shareholders owning 3,548,796 shares of common stock of the Company out of a total of 3,941,796 issued and outstanding shares after giving effect to the Share Exchange. As a result of the Exchange Agreement, (i) Jianye became a wholly-owned subsidiary of the Company and (ii) the Company succeeded to the business of Jianye as its sole business. Accordingly, the Company changed its name to American Jianye Greentech Holdings, Ltd. The Company also effectuated a forward-split of its common stock on a 7.89-for-1 basis. The Merger will be accounted for as a reverse merger to be reflected as a recapitalization with Jianye as the accounting acquirer.

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

On November 2009, the Company changed its name to American Jianye Greentech Holdings, Ltd. to more accurately reflect the business it intends to enter subsequent to the merger with Gateway and will focus its efforts for growth in the area of ethanol and methanol fuel.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Basis of Consolidation

The consolidated financial statements include the accounts of American Jianye Greentech Holdings, Ltd and its wholly owned subsidiaries.  All significant intercompany accounts and transactions are eliminated.

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

Accounts Receivable

Accounts receivable are carried at original invoice amount less estimates made for doubtful receivables. Management determines the allowance for doubtful accounts at the end of the period based on a review of the current status of existing receivables, account aging, historical collection experience, subsequent collections, management's evaluation of the effect of existing economic conditions, and other known factors. The provision is provided for the above estimates made for all doubtful receivables. Account balances are charged off against the allowance only when the Company considers it is probable that a receivable will not be recovered. Recoveries of trade receivables previously written off are recorded when received. The allowance of doubtful accounts at March 31, 2010 and December 31, 2009 was $85,769 and $44,307, respectively.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation.  Depreciation is computed on the straight-line method over the estimated useful lives of the related assets as follows:

Automobile	5 years
Furniture and fixtures	3 years
Machinery and equipment	3 to 5 years
Buildings and improvements	20 years

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

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Concentrations

Customers: The Company distributes ethanol and methanol as alternative fuel for automobile use in China. The Company performs ongoing credit evaluations of its customers’ financial condition and generally, requires no collateral. For the three-month period ended March 31, 2010, one customers accounted for 100% of the Company’s total revenues. Two customers represented 100% of accounts receivable in aggregate at March 31, 2010:

Customer	Sales for the Three-Month Period Ended March 31, 2010		Accounts Receivable at March 31, 2010
A	$ 9,654,458	100%	$ 15,356,167	79%
B	$ 0	0%	$ 4,043,967	21%
	$ 9,654,458	100%	$ 19,400,134	100%

Suppliers: For the three-month period ended March 31, 2010, one supplier accounted for more than 96% of the Company’s total purchase. Four vendors represented 100% of accounts payable in aggregate at March 31, 2010. Management believes other vendors could supply similar products, but their terms may not be as favorable as currently being offered by this vendor. A change in suppliers, however, could cause a delay in availability of products and a possible loss of sales, which could adversely affect operating results.

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board issued guidance, which contains amendments to Accounting Standards Codification 810, "Consolidation," relating to how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. These provisions became effective for us on January 1, 2010, but did not have a material impact on our financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” or ASU 2009-13, which amends existing revenue recognition accounting pronouncements that are currently within the scope of ASC 605. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. ASU 2009-13 is effective for the Company prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011. The Company is currently evaluating the impact, if any, that the adoption of this amendment will have on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements , which, among other things, amends Accounting Standards Topic 820 Fair Value Measurements and Disclosures (ASC 820) to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company’s adoption of this standard had no impact on its consolidated financial position, results of operations or cash flows.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 2-  PROPERTY AND EQUIPMENT

Property and equipment consisted of following:

	March 31, 2010	December 31, 2009
	(Unaudited)

Equipment	$ 841	$ 841
Construction in process	293,400	-
	294,241	841
Less: Accumulated depreciation	(70)	-
	$ 294,171	$ 841

Depreciation expense was approximately $70 and $0 for the three months ended March 31, 2010 and 2009.

NOTE 3-  RELATED PARTY TRANSACTIONS

Purchase and account payable: For the three months ended March 31, 2010, approximately 4.2% of the Company’s inventory is purchased from a related party, a company controlled by the father of the Company’s CEO and major shareholder. Total purchase from this related party amounted to $338,423. Accounts payable due to this related party was $2,643,108 at March 31, 2010.

Advances from related party – At March 31, 2010, the Company had advances from the above related party in the amount of $418,956. The advances from related party are non-interest bearing and without fixed terms of repayment.

Advances from shareholder – At March 31, 2010, the Company had advances from the Company’s major CEO and shareholder in the amount of $146,700. The advances from this shareholder are non-interest bearing and without fixed terms of repayment.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

For the three months ended March 31, 2010, we generated our revenue in the amount of $9,654,458 from the sales of methanol-based and ethanol based fuels to one customer.

Our gross profit margin during the three months ended March 31, 2010 was 15.8%. This figure represents our regular gross profit margin as a marketing company and distributor.

Selling, general and administrative expenses for the three months ended March 31, 2010 were $99,090 or 1% of net sales. Selling, general and administrative expenses consist primarily of payroll, storage cost and bad debt expense.

Income from operations for the three months ended March 31, 2010 was $1,422,585, and net income after income taxes for the same period was $1,066,920. During the same period, however, our operations reduced our cash position by $74,363, due to the fact that neither of our major customers has paid any part of the purchase price for the fuels they purchased. The primary factor enabling us to reach our current condition without incurring large expenses and to carry on operations with negative cash flow was the willingness of our shareholders to serve our company for minimal compensation and made loan to the company, and the fact that our creditors are tolerating an increase in our accounts payable.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the three months ended March 31, 2010, the effect of converting our financial results to Dollars was to add $363 to our accumulated other comprehensive income.

Liquidity and Capital Resources

Our operations to date have been funded primarily by capital contributions and short-term loans from our related party and our Chairman, Haipeng Wang.

Our working capital at March 31, 2010 totaled $1,619,972. Included in our working capital, however, was $19,314,365 in accounts receivable, almost all of which are owed by the two customers who were the source of 100% of our  revenue since the beginning of our operations. We are not certain when those receivables will be paid. We have, therefore, only a small amount of liquid assets.

Capital Expenditure

Total capital expenditures during the three months ended March 31, 2010 was $293,400 for the construction in process.

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

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board issued guidance, which contains amendments to Accounting Standards Codification 810, "Consolidation," relating to how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. These provisions became effective for us on January 1, 2010, but did not have a material impact on our financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” or ASU 2009-13, which amends existing revenue recognition accounting pronouncements that are currently within the scope of ASC 605. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. ASU 2009-13 is effective for the Company prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011. The Company is currently evaluating the impact, if any, that the adoption of this amendment will have on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements , which, among other things, amends Accounting Standards Topic 820 Fair Value Measurements and Disclosures (ASC 820) to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company’s adoption of this standard had no impact on its consolidated financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4.Controls and Procedures.

Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, such controls and procedures were effective.

Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the first quarter of the year covered by this quarterly report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of March 31, 2010 using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control - Integrated Framework as a basis for our assessment.

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

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls

This quarterly report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company was not a party to any legal proceeding or litigation as of March 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description of Exhibit
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.

By:	/s/ Haipeng Wang
Name: Haipeng Wang
Title: President
Date: May 17, 2010
(Principal Executive Officer)

By:	/s/ Yulin Yang
Name: Yulin Yang
Title: Chief Financial Officer
Date: May 17, 2010
(Principal Accounting Officer)