Form 10-Q
period 2010-06-30
AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
filed 2010-08-16
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to  ______.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.

(Exact name of registrant as specified in Charter)

Nevada	333-144228	20-5548974
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

136-20 38th Ave. Unit 3G

 Flushing, NY 11354

(Address of Principal Executive Offices)

 _______________

718-395-8706
(Issuer Telephone number)

_______________

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No ☒

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 16, 2010: 31,100,770 shares of common stock.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.

FORM 10-Q

June 30, 2010

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Control and Procedures

PART II - OTHER INFORMATION

Item 1	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	(Removed and Reserved)
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURE

ITEM 1. Financial Information

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.

FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009

Condensed Consolidated Statements of Operations for the six months ended June 30, 2010 and 2009 (Unaudited)

Condensed Consolidated Statements of Operations for the three months ended June 30, 2010 and 2009 (Unaudited)

Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2010 and 2009 (Unaudited)

Notes to the Financial Statements (Unaudited)

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	149,028	80,366
Accounts receivable, net	12,115,538	9,698,078
Other current assets	142,887	75,059
	12,407,453	9,853,503

Property and Equipment	1,833,440	841

Deposits	160,861	146,700

Total Assets	14,401,754	10,001,044

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	5,642,261	6,089,600
Accounts payable- related parties	-	2,304,098
Accrued expenses	175,345	32,693
Income tax payable	2,002,542	314,511
Due to related parties	327,293	266,582
Due to shareholders	2,038,816	-
Total liabilities	10,186,257	9,007,484

Stockholders' Equity
Common stock, $0.001 par value, 394,500,000 shares
authorized, 31,100,770 shares issued and outstanding
as of June 30, 2010 and December 31, 2009	31,101	31,101
Preferred stock, $0.001 par value, 5,500,000 shares
authorized, 0 shares issued and outstanding	-	-
Additonal paid-in capital	18,899	18,899
Other comprehensive income	13,707	218
Retained earnings	4,151,790	943,342
Total stockholders' equity	4,215,497	993,560

Total Liabilities and Stockholders' Equity	14,401,754	10,001,044

The Accompanying Notes are an integral part of the Financial Statements.

AMERICAN JIANYE GREENTECH HOLDINGS LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended
	June 30, 2010	June 30, 2009

Sales	$ 32,571,833	$ -

Cost of sales	28,105,265	-

Gross profit	4,466,568	-

Operating expenses:
Selling, general and administrative	164,081	-

Income from operations	4,302,487	-

Provision for income taxes	1,094,039	-

Net Income	3,208,448	-

Other comprehensive income
Foreign currency translation adjustment	13,489	-

Comprehensive income	$ 3,221,937	$ -

Net Income Per Share-
Basic and Diluted	$ 0.10	$ -

Weighted Average Shares Outstanding:
Basic and Diluted	31,100,770	28,000,000

The Accompanying Notes are an integral part of the Financial Statements.

AMERICAN JIANYE GREENTECH HOLDINGS LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	June 30, 2010	June 30, 2009

Sales	$ 22,943,933	$ -

Cost of sales	19,994,978	-

Gross profit	2,948,955	-

Operating expenses:
Selling, general and administrative	65,232	-

Income from operations	2,883,723	-

Provision for income taxes	739,333	-

Net Income	2,144,390	-

Other comprehensive income
Foreign currency translation adjustment	7,699	-

Comprehensive income	$ 2,152,089	$ -

Net Income Per Share-
Basic and Diluted	$ 0.07	$ -

Weighted Average Shares Outstanding:
Basic and Diluted	31,100,770	28,000,000

The Accompanying Notes are an integral part of the Financial Statements.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities
Net income	$ 3,208,448	$ -
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation expense	4,784
Changes in assets and liabilities:
Increase in accounts receivable	(2,367,633)
Increase in other current assets	(67,255)
Increase in deposits	(14,055)
Increase in accounts payable	(471,110)
Increase in accrued expenses	141,969
Increase in income tax payable	1,680,259
Net cash provided by operating activities	2,115,407	-

Cash flows from investing activities
Purchases of property and equipment	(1,830,370)
Net cash used in investing activities	(1,830,370)	-

Cash flows from financing activities
Advances from related parties	(2,245,564)
Amount due to shareholders	2,031,581
Net cash used in financing activities	(213,983)	-

Effect of exchange rate changes on cash and cash equivalent	(2,392)	-

Net increase in cash and cash equivalents	71,054	-

Cash and cash equivalents
Beginning	80,366	-
Ending	$ 149,028	$ -

Supplemental disclosure of cash flows
Cash paid during the period for:
Interest paid	$ -	$ -
Income tax	$ 372,598	$ -

The Accompanying Notes are an integral part of the Financial Statements.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

Nature of operations

American Jianye Greentech Holdings, Ltd. (the ‘Company” or “American Jianye”) was originally incorporated on August 30, 2006, in the State of Nevada as Gateway Certifications, Inc.

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
JUNE 30, 2010

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

Accounts Receivable

Accounts receivable are carried at original invoice amount less estimates made for doubtful receivables. Management determines the allowance for doubtful accounts at the end of the period based on a review of the current status of existing receivables, account aging, historical collection experience, subsequent collections, management's evaluation of the effect of existing economic conditions, and other known factors. The provision is provided for the above estimates made for all doubtful receivables. Account balances are charged off against the allowance only when the Company considers it is probable that a receivable will not be recovered. Recoveries of trade receivables previously written off are recorded when received. The allowance of doubtful accounts at June 30, 2010 and December 31, 2009 was $54,520 and $44,307, respectively.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation.  Depreciation is computed on the straight-line method over the estimated useful lives of the related assets as follows:

Buildings - 20 years

Equipment - 3 to 5 years

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

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Concentrations

Customers: The Company distributes ethanol and methanol as alternative fuel for automobile use in China. The Company performs ongoing credit evaluations of its customers’ financial condition and generally, requires no collateral. For the six-month period ended June 30, 2010, two customers accounted for 93% of the Company’s total revenues. Two customers represented 92% of accounts receivable in aggregate at June 30, 2010:

Customer	Sales for the Six-Month Period Ended June 30, 2010		Accounts Receivable at June 30, 2010
A	$ 23,573,324	72%	$ 8,985,902	74%
B	$ 6,921,729	21%	$ 2,230,592	18%
	$ 30,495,053	93%	$ 11,216,494	92%

Suppliers: For the six-month period ended June 30, 2010, one supplier accounted for more than 69% of the Company’s total purchase. Four vendors represented 100% of accounts payable in aggregate at June 30, 2010. Management believes other vendors could supply similar products, but their terms may not be as favorable as currently being offered by this vendor. A change in suppliers, however, could cause a delay in availability of products and a possible loss of sales, which could adversely affect operating results.

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

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 2-  PROPERTY AND EQUIPMENT

Property and equipment consisted of following:

	June 30, 2010	December 31, 2009
	(Unaudited)
Buildings	$ 1,837,383	$ -
Equipment	841	841
	1,838,224	841
Less: Accumulated depreciation	$ (4,784)	-
	$ 1,833,440	$ 841

Depreciation expense was approximately $4,784 and $0 for the six months ended June 30, 2010 and 2009.

NOTE 3-  RELATED PARTY TRANSACTIONS

Purchase and account payable: For the six months ended June 30, 2010, approximately 1.2% of the Company’s inventory is purchased from a related party, a company controlled by the father of the Company’s CEO and major shareholder. Total purchase from this related party amounted to $338,938. Accounts payable due to this related party was $0 at June 30, 2010.

Advances from related party – At June 30, 2010, the Company had advances from the above related party in the amount of $327,293. The advances from related party are non-interest bearing and without fixed terms of repayment.

Advances from shareholder – At June 30, 2010, the Company had advances from the Company’s major CEO and shareholder in the amount of $2,038,816. The advances from this shareholder are non-interest bearing and without fixed terms of repayment.

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

For the six months ended June 30, 2010, we generated our revenue in the amount of $32,571,833 from the sales of methanol-based and ethanol based fuels to one customer.

Our gross profit margin during the six months ended June 30, 2010 was 13.7%. This figure represents our regular gross profit margin as a marketing company and distributor.

Selling, general and administrative expenses for the six months ended June 30, 2010 were $164,081 or 1% of net sales. Selling, general and administrative expenses consist primarily of payroll, storage cost and bad debt expense.

Income from operations for the six months ended June 30, 2010 was $4,302,487, and net income after income taxes for the same period was $3,208,448. During the same period, however, our operations increased our cash position by $71,054, due to the fact that neither of our major customers has paid any part of the purchase price for the fuels they purchased. The primary factor enabling us to reach our current condition without incurring large expenses and to carry on operations with negative cash flow was the willingness of our shareholders to serve our company for minimal compensation and made loan to the company, and the fact that our creditors are tolerating an increase in our accounts payable.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the six months ended June 30, 2010, the effect of converting our financial results to Dollars was to add $13,707 to our accumulated other comprehensive income.

Liquidity and Capital Resources

Our operations to date have been funded primarily by capital contributions and short-term loans from our related party and our Chairman, Haipeng Wang.

Our working capital at June 30, 2010 totaled $2,221,196. Included in our working capital, however, was $12,115,538 in accounts receivable, almost all of which are owed by the two customers who were the source of 100% of our  revenue since the beginning of our operations. We are not certain when those receivables will be paid. We have, therefore, only a small amount of liquid assets.

Capital Expenditure

Total capital expenditures during the six months ended June 30, 2010 was $ 1,830,370 for  the construction in process.

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

Management's Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of June 30, 2010 using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control - Integrated Framework as a basis for our assessment.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company was not a party to any legal proceeding or litigation as of June 30, 2010.

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
Date: August 16, 2010
(Principal Executive Officer)

By:	/s/ Yulin Yang
Name: Yulin Yang
Title: Chief Financial Officer
Date: August 16, 2010
(Principal Accounting Officer)