Form 10-Q
period 2010-09-30
AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
filed 2010-11-15
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 15, 2010: 31,100,770 shares of common stock.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.

FORM 10-Q

September 30, 2010

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

SIGNATURE

ITEM 1. Financial Information

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.

FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009

Condensed Consolidated Statements of Operations for the nine months ended September 30, 2010 and 2009 (Unaudited)

Condensed Consolidated Statements of Operations for the three months ended September 30, 2010 and 2009 (Unaudited)

Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2010 and 2009 (Unaudited)

Notes to the Financial Statements (Unaudited)

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	24,761	80,366
Accounts receivable, net	17,703,614	9,698,078
Other current assets	136,722	75,059
	17,865,097	9,853,503

Property and Equipment	2,736,343	841

Deposits	161,047	146,700

Total Assets	20,762,487	10,001,044

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	8,059,155	6,089,600
Accounts payable- related parties	-	2,304,098
Accrued expenses	185,225	32,693
Income tax payable	2,568,165	314,511
Due to related parties	330,218	266,582
Due to shareholders	2,842,230	-
Total liabilities	13,984,993	9,007,484

Stockholders' Equity
Common stock, $0.001 par value, 394,500,000 shares
authorized, 31,100,770 shares issued and outstanding
as of September 30, 2010 and December 31, 2009	31,101	31,101
Preferred stock, $0.001 par value, 5,500,000 shares
authorized, 0 shares issued and outstanding	-	-
Additional paid-in capital	18,899	18,899
Other comprehensive income	117,876	218
Retained earnings	6,609,618	943,342
Total stockholders' equity	6,777,494	993,560

Total Liabilities and Stockholders' Equity	20,762 ,487	10,001,044

The Accompanying Notes are an integral part of the Financial Statements.

AMERICAN JIANYE GREENTECH HOLDINGS LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended
	September 30, 2010	September 30, 2009

Sales	$57,340,164	$ -

Cost of sales	49,556,124	-

Gross profit	7,784,040	-

Operating expenses:
Selling, general and administrative	203,083	-

Income from operations	7,580,957	-

Provision for income taxes	1,914,681	-

Net Income	5,666,276	-

Other comprehensive income
Foreign currency translation adjustment	117,658	-

Comprehensive income	$ 5,783,934	$ -

Net Income Per Share-
Basic and Diluted	$ 0.18	$ -

Weighted Average Shares Outstanding:
Basic and Diluted	31,100,770	31,100,770

The Accompanying Notes are an integral part of the Financial Statements.

AMERICAN JIANYE GREENTECH HOLDINGS LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	September 30, 2010	September 30, 2009

Sales	$ 24,812,027	$ -

Cost of sales	21,488,984	-

Gross profit	3,323,043	-

Operating expenses:
Selling, general and administrative	38,765	-

Income from operations	3,284,278	$ -

Provision for income taxes	822,050	-

Net Income	2,462,228	$ -

Other comprehensive income
Foreign currency translation adjustment	82,261	-

Comprehensive income	$ 2,544,489	$ -

Net Income Per Share-
Basic and Diluted	$ 0.08	$ -

Weighted Average Shares Outstanding:
Basic and Diluted	31,100,770	31,100,770

The Accompanying Notes are an integral part of the Financial Statements.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities
Net income	$ 5,666,276	$ -
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation expense	9,677	-
Changes in assets and liabilities:
Increase in accounts receivable	(7,668,693)	-
Increase in other current assets	(59,061)	-
Increase in deposits	(13,695)	-
Increase in accounts payable	1,811,105	-
Increase in accrued expenses	149,217
Increase in income tax payable	2,208,123	-
Net cash provided by operating activities	2,102,949	-

Cash flows from investing activities
Purchases of property and equipment	(2,697,687)
Net cash used in investing activities	(2,697,687)	-

Cash flows from financing activities
Advances from related parties	(2,254,038)
Amount due to shareholders	2,795,494	-
Net cash used in financing activities	541,456	-

Effect of exchange rate changes on cash and cash equivalent	(2,323)	-

Net decrease in cash and cash equivalents	(53,282)	-

Cash and cash equivalents
Beginning	80,366	-
Ending	$ 24,761	$ -

Supplemental disclosure of cash flows
Cash paid during the period for:
Interest paid	$ -	$ -
Income tax	$ 1,096,983	$ -

The Accompanying Notes are an integral part of the Financial Statements.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

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
September 30, 2010

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

Accounts Receivable

Accounts receivable are carried at original invoice amount less estimates made for doubtful receivables. Management determines the allowance for doubtful accounts at the end of the period based on a review of the current status of existing receivables, account aging, historical collection experience, subsequent collections, management's evaluation of the effect of existing economic conditions, and other known factors. The provision is provided for the above estimates made for all doubtful receivables. Account balances are charged off against the allowance only when the Company considers it is probable that a receivable will not be recovered. Recoveries of trade receivables previously written off are recorded when received. The allowance of doubtful accounts at September 30, 2010 and December 31, 2009 was $79,666 and $44,307, respectively.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation.  Depreciation is computed on the straight-line method over the estimated useful lives of the related assets as follows:

Buildings

20 years

Equipment

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

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

Concentrations

Customers: The Company distributes ethanol and methanol as alternative fuel for automobile use in China. The Company performs ongoing credit evaluations of its customers’ financial condition and generally, requires no collateral. For the nine-month period ended September 30, 2010,  three customers accounted for 99.76% of the Company’s total revenues. Three customers represented 98.62% of accounts receivable in aggregate at September 30, 2010:

Customer	Sales for the Nine-Month Period Ended September 30, 2010		Accounts Receivable at September 30, 2010
A	$ 39,329,171	68.59%	$ 14,318,907	80.88%
B	$ 13,309,570	23.21%	$ 2,439,994	13.78%
C	$ 3,899,952	7.96%	$ 700,491	3.96%
	$ 56,538,693	99.76%	$ 17,459,392	98.62%

Accounts Receivable

Customer	Accounts Receivable at September 30, 2010		Accounts Receivable at December 31, 2009
A	$ 14,318,907	80.88%	$ 6,647,092	58.49%
B	$ 2,439,994	13.78%	$ -	-
C	$ 700,491	3.96%	$ -	-
	$ 17,459,392	98.62%	$ -	-

Suppliers: For the nine-month period ended September 30, 2010, there were five suppliers to the Company, two suppliers accounted for more than 90.52% of the Company’s total purchases. Five vendors represented 100% of accounts payable in aggregate at September 30, 2010. Management believes other vendors could supply similar products, but their terms may not be as favorable as currently being offered by this vendor.

Accounts Payable:

Customer	Accounts Payable at September 30, 2010		Accounts Payable at December 31, 2009
A	$ 6,161,286	76.45%	$ 3,193,486	32.62%
B	$ 1,133,966	14.07%	$ -	-
C	$ 439,255	5.45%	$ -	-
D	$ 264,452	3.28%	$ -	-
E	$ 60,196	0.75%	$ -	-
	$ 8,059,155	100.00%	$ -	-

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
September 30, 2010

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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of following:

	September 30, 2010	December 31, 2009
	(Unaudited)
Buildings-vehicle repair plant	$ 2,614,174	$
Equipment	1,212	841
	2,615,386	841
Less: Accumulated depreciation	$ (9,677)	-
	$ 2,605,709
Constriction in progress-vehicle repair plant	130,634
	$ 2,736,343	$ 841

Depreciation expense was approximately $9,677 and $0 for the nine months ended September 30, 2010 and 2009.

NOTE 3 - RELATED PARTY TRANSACTIONS

Purchase and account payable: For the nine months ended September 30, 2010, approximately 0.7% of the Company’s inventory is purchased from a related party, a company controlled by the father of the Company’s CEO and major shareholder. Total purchase from this related party amounted to $344,529. Accounts payable due to this related party was $0 at September 30, 2010.

Advances from related party – At September 30, 2010, the Company had advances from the above related party in the amount of $330,218. The advances from related party are non-interest bearing and without fixed terms of repayment.

Advances from shareholder – At September 30, 2010, the Company had advances from the Company’s major CEO and shareholder in the amount of $2,842,230. The advances from this shareholder are non-interest bearing and without fixed terms of repayment.

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

For the nine months ended September 30, 2010, we generated our revenue in the amount of $57,340,164 from the sales of methanol-based and ethanol based fuels to eleven customer.

Our gross profit margin during the nine months ended September 30, 2010 was 13.58%.

Selling, general and administrative expenses for the nine months ended September 30, 2010 were $203,083 or 0.35% of net sales. Selling, general and administrative expenses consist primarily of payroll, storage cost, consultation services fee and audit fee.

Income from operations for the nine months ended September 30, 2010 was $7,580,957, and net income after income taxes for the same period was $5,666,276. During the same period, however, our operations decreased our cash position by $53,282, due to the fact that neither of our major customers has paid any part of the purchase price for the fuels they purchased. The primary factor enabling us to reach our current condition without incurring large expenses and to carry on operations with negative cash flow was the willingness of our shareholders to serve our company for minimal compensation and made loan to the company, and the fact that our creditors are tolerating an increase in our accounts payable.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the nine months ended September 30, 2010, the effect of converting our financial results to Dollars was to add $117,876 to our accumulated other comprehensive income.

Liquidity and Capital Resources

Our operations to date have been funded primarily by capital contributions and short-term loans from our related party and our Chairman, Haipeng Wang.

Our working capital at September 30, 2010 totaled $3,880,104. Included in our working capital, however, was $17,703,614 in accounts receivable, almost all of which are owed by the three customers who were the source of 100% of our revenue since the beginning of our operations. Based on our last 12 months of operations (since September, 2009), the average collection period of our Accounts Receivable was 30days to 60 days.

Capital Expenditure

Total capital expenditures during the nine months ended September 30, 2010 was $ 2,697,687 for the construction in process.

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

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which, among other things, amends Accounting Standards Topic 820 Fair Value Measurements and Disclosures (ASC 820) to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company’s adoption of this standard had no impact on its consolidated financial position, results of operations or cash flows.

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

Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the first three quarters of the year. Covered by this quarterly report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company was not a party to any legal proceeding or litigation as of September 30, 2010.

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
Date: November 12, 2010
(Principal Executive Officer)

By:	/s/ Yulin Yang
Name: Yulin Yang
Title: Chief Financial Officer
Date: November 12, 2010
(Principal Accounting Officer)