Form 10-K
period 2010-12-31
AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
filed 2011-04-28
CIK 1394108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2010

Commission File Number: 333-144228

AMERICAN JIANYE GREENTECH HOLDINGS LTD.
(Exact name of registrant as specified in its charter)

Nevada	20-5548974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

136-20 38th Ave. Unit 3G, Flushing, NY 11354
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
Yes ☒   No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files.  Yes ☐        No ☐ (Not required by smaller reporting companies)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☒

As of June 30, 2010, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the OTC Bulletin Board) was approximately $4,865,329.

As of April 27, 2011 there were 33,710,148 shares of the Registrant’s common stock issued and outstanding.

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

American Jianye Greentech Holdings Ltd. through its wholly-owned subsidiary, Jianye Greentech Holding Ltd. (BVI) and Hong Kong Jianye Greentech Holding Ltd. owns 100% of the registered capital of Heilongjian Jianye New Clean Fuel  Marketing Co. Ltd. (“Heilongjian Jianye New Clean Fuel ”), a corporation organized in 2009 under the laws of The People’s Republic of China.  Heilongjian Jianye New Clean Fuel is engaged in the business of marketing and distributing alcohol-based automobile fuel products in the People’s Republic of China which are manufactured by our affiliate Zhao Dong Jianye Fuel Co., Ltd. (“Zhao Dong”).

In the year ended December 31, 2010, we derived our revenue $92,834,176 from the sales generated from the distribution of methanol-based and ethanol based fuels to our customers.

In the fiscal year of 2010, the Company refocused its operations from solely distributing methanol based fuels to the development and manufacture of such fuels. The Company was granted a right for construction on a piece of land over approximately 80,000 square meters in the Tieling Industry Zone, an area of approximately 38.33 square kilometers, with 4,000 square meters dedicated for a vehicle conversion and a restructuring factory and 10,000 square meters for automobile clean fuel and civil use clean fuel blending production facilities.  Upon completion, it is expected that this facility will have the capacity to produce 200,000 tons of blended fuels each year. The Company intends to develop products designed to function as a lower-cost, more environmentally friendly alternative to conventional gasoline-based auto fuel.

The cost of land use right of this piece of land is about Renminbi (“RMB”) 60,300,000 ($9,147,729) of which RMB 11,000,000 ($1,668,740) was paid as a deposit. The construction contract for the factory and production facilities has been tendered and approximately 20% of total construction process was completed as of December 31, 2010. The total construction cost of the factory and production facilities was about Renminbi (“RMB”) 160,041,461 ($24,278,870).

Alcohol fuel is an attractive alternative to gasoline for several reasons, particularly for its environmental benefits.  Alcohol-based fuel burns with higher efficiency and significantly lower toxic waste emissions than any lead-free gasoline that meets China’s national GB17930-1999 fuel quality standards. With its average total toxic waste emission level being only 1% of the maximum toxic emission level mandated by Chinese industry regulators, the quality of alcohol fuel is on par with or exceeds the international fuel quality standards for Type IV lead-free gasoline.  In addition, due to the lower costs of the raw materials used in the manufacture process, the average integrated cost of such fuels is only about RMB 4,000-4,150  ($590-610) per ton, lower than the prevailing wholesale price of #93 lead-free gasoline in China by as much as RMB 1,000 ($147) per ton.

The Market for Alcohol-based Fuel

China encourages the use of alcohol fuel as the substitute for gasoline due to the economic and environmental reasons; which provides a strong impetus for the development of alcohol fuel industry in the country. It is estimated that by 2010 the annual production capacity of domestic alcohol-based automobile fuel in China will reach 2 million tons. Meanwhile, worldwide demand for alcohol fuel is also gradually increasing, due to the limited supply and high cost of gasoline, and for environmental reasons. The increased demand has caused an increase in both the price and the profit margin for alcohol-based fuel.

Facilities

The Company is constructing a refinery located in the Tieling Industry Zone.  The Tieling Industry Zone is an area of approximately 38.33 square kilometers. American Jianye has been granted a lease over approximately 80,000 square meters, with 4,000 square meters dedicated for a vehicle conversion and a restructuring factory and 10,000 square meters for automobile clean fuel and civil use clean fuel blending production facilities.  This facility will have the capacity to produce 200,000 tons of blended fuels each year, yielding approximately $100 net per ton.

The Company has developed a method for blending the raw materials in its manufacture process. This processing technique enables production of Methanol automobile fuel under normal atmospheric conditions and temperatures, as well as at temperatures as low as -30 Celsius (-22 degrees Fahrenheit).  The Company’s refining process produces no significant amount of hazardous waste or pollution.  These qualities, which are superior to those of lead-free gasoline fuel, have been certified by a team of experts organized by the Heilongjiang Province Science & Technology Department.

The key to the efficacy of the Company’s fuels is the unique combination of catalysts with methanol to raise the oxygen content and increase the octane rating of the fuels.  Previously, the Company used methyl tertiary-butyl ether (MTBE) as the primary catalyst in its alcohol fuels, following the then-standard international manufacturing practice.  As information became available regarding the risk to the environment of MTBE run-off, the Company had ceased using MTBE as an oxygenate, switching to different, environmental friendly and non-toxic high-carbon derivatives to fulfill the same functions.

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

Our profitability will be dependent on market prices for methanol, ethanol and gasoline.

Our profitability and financial condition will be significantly affected by the selling price for alcohol-based fuel.  That price, in turn, will depend on the market prices for competitive products, specifically gasoline.  Uncontrolled market forces ultimately drive the price and supply of each of these fuels.  Factors that affect these market prices include the level of consumer product demand, governmental regulations and taxes, the level of foreign imports of oil and natural gas, and the overall economic environment. Significant declines in world wide prices for oil could have a material adverse effect on our success in introducing methanol-based fuels.

We create products that may have harmful effects on the environment if not stored and handled properly prior to use, which could result in significant liability and compliance expense.

The distribution of alcohol-based fuel involves the controlled use of materials that are hazardous to the environment. We  cannot eliminate the risk of accidental contamination or discharge and any resulting problems that occur. Government regulations govern the use, manufacture, storage, handling and disposal of these materials. We may be named a defendant in any suit that arises from the improper handling, storage or disposal of these products.  We could also be subject to civil damages in the event of an improper or unauthorized release of, or exposure of individuals to, hazardous materials. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development and production efforts.

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

We are is not likely to hold annual shareholder meetings in the near future.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s refinery will be located in the Tieling Industry Zone, an area of approximately 38.33 square kilometers. The Company has been granted a lease of over approximately 80,000 square meters, with 4,000 square meters dedicated for a vehicle conversion and a restructuring factory and 10,000 square meters for automobile clean fuel and civil use clean fuel blending production facilities.  Upon completion of the construction, it is expected this facility will have the capacity to produce 200,000 tons of blended fuels each year.

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

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Our Common Stock

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Prices (1)
	High	Low
Year Ended December 31, 2010
1st Quarter	$1.90	$1.25
2nd Quarter	$1.65	$0.55
3rd Quarter	$1.69	$0.48
4th Quarter	$1.40	$0.71

Year Ended December 31, 2009
1st Quarter	$0	$0
2nd Quarter	$0	$0
3rd Quarter	$0	$0
4th Quarter	$1.72	$0

(1)	The above tables set forth the range of high and low closing prices per share of our common stock as reported by OTC Bulletin Board and the Pink Sheets, as applicable, for the periods indicated.

Approximate Number of Holders of Our Common Stock

On December 31, 2010, there were approximately 31 stockholders of record of our common stock.

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

During the three months ending December 31, 2007, the Company sold 26,000 shares of its common stock to several investors at $0.20 per share for total cash proceeds of $5,200.  The stock was sold to investors under a non-cancelable agreement and the shares were issued in February 2008.  The offering ended on February 11, 2008.

On November 16, 2009, the Registrant authorized the issuance of 3,548,796 shares of common stock in connection with the execution of a Share Exchange Agreement with the equity-holders of Jianye Greentech Holdings Ltd. (the “Exchange”).

On May 26, 2010, the Registrant issued 10,000 shares of common stock for financial consultancy services.

On October 1, 2010, the Registrant sold 100,000 shares of its common stock at a price of $0.40 per share for gross proceeds of $40,000.

On December 14, 2010, the Registrant sold 1,000,000 shares of its common stock at a price of $0.70 per share for gross proceeds of $700,000, 200,000 shares of common stock at a price of $0.50 per share for gross proceeds of $100,000 and 1,000,000 shares of common stock at a price of $0.15 per share for gross proceeds of $150,000.

Except as noted above, the sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) and Rule 506 of Regulation D and Regulation S promulgated thereunder. Each of the above-referenced investors in our stock represented to us in connection with their investment that they were “accredited investors” (as defined by Rule 501 under the Securities Act) and were acquiring the shares for investment and not distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The investors received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Repurchase of Equity Securities.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the fiscal year ending December 31, 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

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

For the year ended December 31, 2010, we derived our revenues of $92,834,176 from the sales of methanol-based and ethanol based fuels to our customers, comparing to $9,740,392 for the year ended December 31, 2009.

Our gross profit margin during the year ended December 31, 2010 was 13.4%, comparing to 13.8% in last year. This figure represents our regular gross profit margin as a marketing company and distributor. We expect our gross profit margin to be significant higher than that after our own refinery is built and produces our own fuels in the future. The construction of factory and production facilities is expected to complete at the end of fiscal year of 2011.

Selling, general and administrative expenses for the year ended December 31, 2010 were $583,793 or 0.6% of net sales, comparing to $90,622 or 0.9% for the last fiscal year. Selling, general and administrative expenses consist primarily of payroll, local taxes, investor relation expenses and professional fees.

Income from operations for the year ended December 31, 2010 was $11,838,427, and net income after income taxes for the same period was $8,803,629, comparing to $1,257,789 and $943,342 respectively for the last fiscal year.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the year ended December 31, 2010, the effect of converting our financial results to Dollars was to add $261,271 to our accumulated other comprehensive income.

Liquidity and Capital Resources

Our operations to date have been funded primarily by operation and capital contributions.

Our working capital at December 31, 2010 totaled $4,442,684. Included in our working capital, however, there was $18,718,399 of prepaid construction costs which will be transferred to plant and equipment upon completion of construction. We have, therefore, relatively small amount of liquid assets.

Capital Expenditure

Total capital expenditures during the year ended December 31, 2010 was $24,502,945.

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

Recent accounting pronouncements

ASC Update (“ASU”) No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This ASU codified the consensus reached in EITF Issue No. 09-E “Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash”. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-02, Consolidation (Topics 810) – Accounting and Reporting for Decreases in Ownership of a Subsidiary - A Scope Clarification.  This update provides guidance for non-controlling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

•	A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

•	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:
•
For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.

ASC Update (“ASU”) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This update is to remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature.
In addition, the amendments in the ASU requires an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

ASC Update (“ASU”) No. 2010-10, Consolidation (Topic 810): Amendments for Certain Investment Funds. This update is to defer the effective date of certain amendments to the consolidation requirements of FASB Accounting Standards CodificationTM (Codification) Topic 810, Consolidation, resulting from the issuance of FASB Accounting Standard No. 167, Amendments to FASB Interpretation 46(R). Specifically, the amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity’s interest in an entity:

•           That has all the attributes of an investment company; or

•	For which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies.

The ASU does not defer the disclosure requirements in the Statement 167 amendments to Topic 810. The amendments in this ASU are effective as of the beginning of a reporting entity's first annual period that begins after November 15, 2009, and for interim for interim periods within that first annual reporting period. Early application is not permitted.

ASC Update (“ASU”) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update is to codify the consensus reached in EITF Issue No. 09-J, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or services condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This update amends various SEC paragraphs in the FASB Accounting Standards Codification pursuant to SEC Final Rule, “Technical Amendments to Rules Forms, Schedules and Codification of Financial Reporting Policies”. The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-22, Accounting for Various Topics. This update amends various SEC paragraphs in the FASB Accounting Standards Codification based on external comments received and the issuance of Staff Accounting Bulletin (SAB) No. 112 which amends or rescinds portion of certain SAB topics. SAB 112 was issued to bring existing SEC guidance into conformity with ASC 805 “Business Combination” and ASC 810 “Consolidation”. The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This update reflects the decision reached in EITF Issue No. 10-G. The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

ITEM 7B.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

Consolidated Financial Statements

The full text of our audited consolidated financial statements as of December 31, 2010, and 2009 begins on page F-1 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

D'Arcangelo & Co., LLP

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

KCCW Accountancy Corp.

On July 29, 2010, our board of directors accepted the resignation of KCCW Accountancy Corp. (“KCCW”) as our independent registered public accounting firm.

KCCW’s reports for the periods during which they served as our accountant, from March 12, 2010 through July 29, 2010, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the period from the end of the most recently completed fiscal year through July 29, 2010, the date of the resignation, there were no disagreements, resolved or not, with KCCW on ay matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of KCCW, would have caused it to make reference to such disagreements in its reports.

Concurrent with the resignation of KCCW, we engaged Albert Wong & Co., registered certified public accounts, as our independent registered public accounting firm. On July 30, 2010, our board of directors approved the change of accountants to Albert Wong & Co.

Prior to engaging Albert Wong & Co., we did not consult with Albert Wong & Co. regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinion that might be rendered by Albert Wong & Co. on our financial statements.  Furthermore, Albert Wong & Co. did not provide any written or oral advice regarding such principles or audit opinion on any matter that was the subject of a disagreement or reportable event set forth in Items 304(a)(1)(iv) and (v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

During the course of internal evaluation, following control weaknesses are noted for the fiscal year ended December 31, 2010 that required correction:

No independent director exists in the Board of Directors, and the directors have a little understanding about U.S. GAAP and Sarbanes-Oxley Act 404 requirements in 2010. The company plan to have it corrected within 2011.

Based upon their evaluation as of the end of the period covered by this annual report, the Company's chief executive officer and chief financial officer concluded that, due to the significant deficiencies in internal control over financial reporting described below, the Company's disclosure controls and procedures are not effective as of December 31, 2010.

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

Management's Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2010 using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, Management identified significant deficiencies related to the following:

1. Accounting and Finance Personnel Weaknesses - US GAAP expertise - The current staff in the accounting department is relatively new and inexperienced, and needs substantial training so as to meet with the higher demands of being a U.S. public company. The accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the skills of subsidiary financial statements consolidation, are inadequate and were inadequately supervised. The lack of sufficient and adequately trained accounting and finance personnel resulted in an ineffective segregation of duties relative to key financial reporting functions.

2. Lack of internal audit function - The Company lacks qualified resources to perform the internal audit functions properly.  In addition, the scope and effectiveness of the internal audit function are yet to be developed.

The matters described above were the direct result of a lack of resources and accounting personnel. We have taken measures and plan to continue to take measures to remediate these deficiencies as soon as practicable. We have implemented the following measures to remediate the deficiencies:

1. Hiring additional accounting and operations personnel, as needed, and reorganizing the accounting and finance department to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions.

2. Requiring senior accounting personnel and the principal accounting officer to review complex, non-routine transactions to evaluate and approve the accounting treatment for such transactions.

3. Interviewing prospective new Directors for our Board, including a member who is appropriately credentialed as a financial expert with a goal to establish both an Audit and Compensation committee as well as sufficient independent Directors.

We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Management believes that these deficiencies do not amount to a material weakness, and it has concluded that our internal controls over financial reporting were not effective as of December 31, 2010.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of December 31, 2010.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission. Accordingly, we believe that our financial controls were effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

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

Name (1)	Age	Title

Haipeng Wang	34	Chairman, President

Daliang Yang	41	Chief Executive Officer

Yulin Yang	41	Chief Financial Officer, Director

Haipeng Wang.  Ms. Wang has served as a Director of Heilongjiang Jianye New Clean Fuel Marketing Co., Ltd. since September of 2009.  In that capacity she serves as its highest decision and is responsible for making the operating policies and developing plans, regulating and supervising the business activities, review and approval of its financial budget and accounts.  Prior thereto and since 2002, Mr. Wang the General Manager of Heilongjiang Jianye, in charge of the Company’s real property.  Mr. Wang holds a bachelor’s degree from Harbin Shifan University.  The Company’s Officers and Directors concluded as a result of her years of experience in the alternative fuels industry, she was an ideal candidate for the position.

Daliang Yang.  Mr. Yang has serviced as Chief Executive Officer of Heilongjiang Jianye New Clean Fuel Marketing Co., Ltd. since September of 2009.  From 2002 until September 2009, Mr. Yang served as Vice President of Heilongjiang Jianye Fuel Company.  The Company’s Officers and Directors concluded because of his years of experience in the operation of an alternative fuel company, Mr. Yang should serve as the Chief Executive Officer.

Yulin Yang.  Ms. Yang has served as Chief Financial Officer of Heilongjiang Jianye New Clean Fuel Marketing Co., Ltd. since September of 2009.  From September 2005 until 2009, Ms. Yang served as an accountant at Heilongjiang Hongguang Vehicle Marketing Co. From 2002 to 2005, Ms. Yang was an accountant at Harbin Zhanpeng Accounting Firm. Ms. Yang graduated with a B.A. in accounting.  The Company’s Officers and Directors concluded due to Ms. Yang’s degree in accounting and experience as an accountant, she should serve as the Company’s Chief Financial Officer.

Nominating, Compensation and Audit Committees

The Board of Directors does not have an audit committee, a compensation committee or a nominating committee, due to the small size of the Board.  The Board does also not have an “audit committee financial expert” within the definition given by the Regulations of the Securities and Exchange Commission.

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

The following table reflects all forms of compensation for the years ended December 31, 2010, 2009 and 2008. No other person received salary or bonus in excess of $100,000 for any of these fiscal years.

Name and Principal Position	Year	Salary		Bonus ($)	Stock Award(s) ($)	Option Awards(#)	All Other Compensation ($)	Total ($)
Haipeng Wang,	2010	$—		$—	—	—	$—	$—
Chairman, President	2009	$—		$—	—	—	$—	$—
	2008	$—		$—	—	—	$—	$—

Daliang Yang,	2010	$—		$—	—	—	$—	$—
Chief Executive Officer	2009	$—		$—	—	—	$—	$—
	2008	$—		$—	—	—	$—	$—

Yulin Yang,	2010	$—		$—	—	—	$—	$—
Chief Financial Officer	2009	$—		$—	—	—	$—	$—
	2008	$—		$—	—	—	$—	$—

Lawrence Williams,*	2009	$—		$—	—	—	$—	$—
CEO, President	2008	$—		$—	—	—	$750	$750
	2007	$1,200	(1)	$—	—	—	$450	$1,650

*Resigned November 16, 2009

(1) The Company issued Mr. Williams 1,200,000 shares of common stock, par value, $.001.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2009.

	Option awards				Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Haipeng Wang, Chairman, President	—	—	$—	—	—	—	—	—

Daliang Yang, Chief Executive Officer	—	—	$—	—	—	—	—	—

Yulin Yang, Chief Financial Officer	—	—	$—	—	—	—	—	—

Lawrence Williams, CEO, President *	—	—	$—	—	—	—	—	—

*Resigned November 16, 2009

Remuneration of Directors

None of the members of the Board of Directors receives remuneration for service on the Board.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of outstanding Registrant Common Stock as of December 31, 2010 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares.

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

Transactions with Related Persons

At December 31, 2010, the Company had advances from Haipeng Wang the Company’s Chairman and major shareholder in the amount of $107,922.  The advances from this shareholder are non-interest bearing and without fixed terms of repayment.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	2010	2009
Audit fees(1)	$23,000	$17,700
Audit-related fees	$—	$—
Tax fees(2)	$—	$—
All other fees	$—	$—
Total	$23,000	$17,700

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

Exhibit No.	Description
3.1(1)	Articles of Incorporation
3.2(1)	By-Laws
4.1(1)	Form of Share Certificate
10.1(1)	Private Placement Memorandum
10.2(1)	Subscription Agreement
10.3(1)	Registration Rights Agreement
10.4(1)	Employment Agreement dated December 22, 2006 between Gateway Certifications, Inc. and Lawrence Williams, Jr.
10.5(1)	Certification Services Contact dated January 1, 2007 between Gateway Certifications and Padua Lugo, Ltd.
10.6(1)	Gateway Certification, Inc. Sublease Agreement dated June 1, 2007
10.7(1)	Website Development Contract dated November 1, 2006 between Gateway Certifications and InfoSoft Consultants
10.8(2)	Unsecured Promissory Note between Gateway Certifications, Inc. and Lawrence Williams, Jr.
10.9(2)	Unsecured Promissory Note between Gateway Certifications, Inc. and Kwajo Sarfoh
10.10(3)	Unsecured Promissory Note 2 between Gateway Certifications, Inc. and Lawrence Williams, Jr.
10.11(3)	Credit Agreement between Gateway Certifications, Inc. and Kwajo Sarfoh
10.12(3)	Credit Agreement between Gateway Certifications, Inc. and Michael Belton
10.13(3)	Commercial Promissory Note between Gateway Certifications, Inc. and Kwajo Sarfoh
10.14(3)	Commercial Promissory Note between Gateway Certifications, Inc. and Michael Belton
10.15(3)	Line of Credit Draw Authorization between Gateway Certifications and Kwajo Sarfoh
10.16(3)	Line of Credit Draw Authorization between Gateway Certifications and Michael Belton
10.17(4)	Employment Agreement between Heilongjiang New Clean Fuel Marketing Co. and Daliang Yang, dated April 22, 2009.
10.18(4)	Employment Agreement between Heilongjiang New Clean Fuel Marketing Co. and Haipeng Wang, dated September 22, 2009
10.19(4)	Agreement and Plan of Share Exchange, by and among Gateway Certifications, Inc., Jianye Greentech Holdings Ltd., and the Shareholders of Jianye Greentech Holdings Ltd. as of November 16, 2009.
14.1(1)	Code of Ethics
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: April 27, 2011
AMERICAN JIANYE GREENTECH HOLDINGS LTD.

By:	/s/ Haipeng Wang
Haipeng Wang
Chairman, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yulin Yang	Chief Financial Officer, Director	April 27. 2011
Yulin Yang	(Principal Financial Officer)

/s/ Daliang Yang	Chief Executive Officer,	April 27. 2011
Daliang Yang

AMERICAN JIANYE GREENTECH HOLDINGS LTD.

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
DECEMBER 31, 2010 AND DECEMBER 31, 2009
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.

FINANCIAL STATEMENTS	Page #

Reports of Independent Registered Public Accounting Firms	F-1-2

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009	F-4

Consolidated Statements of Stockholders' Equity as of December 31, 2010	F-5

Consolidated Statement of Cash Flows for the years ended December 31, 2010 and 2009	F-6

Notes to the Financial Statements	F-7 – F-21

To: The board of directors and stockholders of
American Jianye Greentech Holdings, Ltd.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of American Jianye Greentech Holdings, Ltd. and subsidiaries as of December 31, 2010 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Jianye Greentech Holdings, Ltd. as of December 31, 2010 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Hong Kong, China	Albert Wong & Co.
April 27, 2011	Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
American Jianye Greentech Holdings Ltd.

We have audited the accompanying consolidated balance sheet of American Jianye Greentech Holdings Ltd. and its subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial positions of American Jianye Greentech Holdings Ltd. as of December 31, 2009, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

KCCW Accountancy Corp.

Diamond Bar, California
March 29, 2010

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
Assets
Current Assets
Cash and cash equivalents	655,640	80,366
Accounts receivable, net	198,239	9,698,078
Prepaid construction costs	18,718,399	-
Notes receivable for stock subscription	510,000	-
Other current assets	38,165	75,059
	20,120,443	9,853,503

Property, plant and equipment	4,857,036	841
Deposits for acquisition of a land use right	1,668,740	-
Other deposits	-	146,700
Total Assets	26,646,219	10,001,044

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	10,458,783	6,089,600
Accounts payable- related parties	792,457	2,304,098
Accrued expenses	382,751	32,693
Income tax payable	3,757,791	314,511
Due to related parties	178,055	266,582
Due to a shareholder	107,922	-
Total liabilities	15,677,759	9,007,484

Stockholders' Equity
Common stock, $0.001 par value, 394,500,000 shares authorized, 32,010,148 and 31,100,770 fully-paid shares issued and outstanding as of December 31, 2010 and 2009 respectively	32,010	31,101

1,100,000 and 0 unpaid shares issued and outstanding as of December 31, 2010 and 2009 respectively	1,100	-

Preferred stock, $0.001 par value, 5,500,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid-in capital	926,890	18,899
Accumulated other comprehensive income	261,489	218
Retained earnings	9,746,971	943,342
Total stockholders' equity	10,968,460	993,560

Total Liabilities and Stockholders' Equity	26,646,219	10,001,044

The Accompanying Notes are an integral part of the Financial Statements.

AMERICAN JIANYE GREENTECH HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2010	December 31, 2009

Sales	$92,834,176	$9,740,392

Cost of sales	80,411,956	8,391,981

Gross profit	12,422,220	1,348,411

Operating expenses:
Selling, general and administrative	583,793	90,622

Income from operations	11,838,427	1,257,789

Provision for income taxes	3,034,798	314,447

Net Income	8,803,629	943,342

Other comprehensive income
Foreign currency translation adjustment	261,271	-

Comprehensive income	$9,064,900	$943,342

Net Income Per Share-
Basic and Diluted	$0.28	$0.03

Weighted Average Shares Outstanding:
Basic and Diluted	31,465,277	28,407,773

The Accompanying Notes are an integral part of the Financial Statements.

AMERICAN JIANYE GREENTECH HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

			Additional	Stock	Other
	Common Stock		Paid-in	Subscription	Comprehensive	Retained
	Share	Amount	Capital	Receivable	Income	Earnings	Total

Balance, December 31, 2008	28,000,000	28,000	22,000	(50,000)	-	-	-

Recapitalization	3,100,770	3,101	(3,101)	-	-	-	-

Capital contribution	-	-	-	50,000	-	-	50,000

Net income for the period ended December 31, 2009	-	-	-	-	218	943,342	943,560

Balance, December 31, 2009	31,100,770	31,101	18,899	-	218	943,342	993,560

Restoration of cancelled common stock	299,378	299	(299)	-	-	-	-

Issuance of common stock for service	10,000	10	9,990	-	-	-	10,000

Issuance of common stock	1,700,000	1,700	898,300	-	-	-	900,000

Net income for the period ended December 31, 2010	-	-	-	-	-	8,803,629	8,803,629

Foreign currency translation adjustment	-	-	-	-	261,271	-	261,271

Balance, December 31, 2010	33,110,148	$33,110	$926,890	$-	$261,489	$9,746,971	$10,968,460

The Accompanying Notes are an integral part of the Financial Statements.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2010	December 31, 2009
Cash flows from operating activities
Net income	$8,803,629	$943,342
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	323	-
Changes in assets and liabilities:
Accounts receivable	9,614,815	(9,696,095)
Other current assets	38,698	(75,043)
Other deposits	38,302	(146,670)
Accounts payable	2,481,551	8,391,981
Accrued expenses	340,885	32,671
Income tax payable	3,345,941	314,447
Net cash provided by operating activities	24,664,144	(235,367)

Cash flows from investing activities
Capital contribution	-	50,000
Construction in process	(4,734,604)	-
Prepaid construction costs	(18,251,305)	-
Deposit payment for land use right	(1,517,036)	-
Purchases of property, plant and equipment	(704)	(841)
Net cash used in investing activities	(24,503,649)	49,159

Cash flows from financing activities
Advances from related parties	(95,994)	119,857
Amount due to a shareholder	105,291	146,670
Subscription receivable	(510,000)	-
Issuance of common stock	910,000	-
Net cash used in financing activities	409,297	266,527

Net increase in cash and cash equivalents	569,792	80,319

Effect of exchange rate changes on cash and cash equivalent	5,482	47

Cash and cash equivalents
Beginning	80,366	-
Ending	$655,640	$80,366

Supplemental disclosure of cash flows
Cash paid during the period for:
Interest paid	$-	$-
Income tax	$1,930,513	$-

The Accompanying Notes are an integral part of the Financial Statements.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1-  NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

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

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Basis of presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of GAAP.  These changes establish the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions (“FSP”), or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates (“ASUs”).  ASUs will not be authoritative in their own right as they will only serve to update the ASC.  These changes and the ASC itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s consolidated financial statements.

Basis of Consolidation

The consolidated financial statements include the accounts of American Jianye Greentech Holdings, Ltd and its wholly owned subsidiaries.  All significant intercompany accounts and transactions are eliminated.

Name of Company	Place of incorporation	Attributable interest

Jianye Greentech Holding Ltd.	British Virgin Islands	100%

Hong Kong Jianye Greentech Holding Limited	Hong Kong	100%

Heilongjian Jianye New Clean Fuel Marketing Co. Ltd.	PRC	100%

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

Foreign Currency Translation

The Company’s financial statements are presented in the U.S. dollar ($), which is the Company’s reporting currency, while its functional currency is Chinese Renminbi (RMB). Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange ruling at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of income.

In accordance with ASC 830, Foreign Currency Matters, the Company translated the assets and liabilities into US $  using the rate of exchange prevailing at the applicable balance sheet date and the statements of income and cash flows are translated at an average rate during the reporting period.  Adjustments resulting from the translation are recorded in shareholders’ equity as part of accumulated other comprehensive income.

Below is a table with foreign exchange rates used for translation:

December 31, 2010
Year end RMB : USD exchange rate	6.5918
Average yearly RMB : USD exchange rate	6.7605

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Segment Reporting

The Company determines and discloses its segments in accordance with ASC 280, Segment Reporting. The Company’s management reporting structure provided for only one segment in 2010 and 2009 and accordingly, no separate segment information is presented.

Revenue Recognition

Revenues represent the invoiced value of goods sold recognized upon the shipment of goods to customers. Revenues are recognized when all of the following criteria are met:

   · Persuasive evidence of an arrangement exists;
   · Delivery has occurred or services have been rendered;
   · The seller’s price to the buyer is fixed or determinable; and
   · Collectability is reasonably assured.

The majority of the Company’s revenue results from sales contracts with distributors and revenue are recorded upon the shipment of goods. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectability.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid instruments with original maturities of three months or less.

Accounts Receivable

Accounts receivable are carried at original invoice amount less estimates made for doubtful receivables. Management determines the allowance for doubtful accounts at the end of the period based on a review of the current status of existing receivables, account aging, historical collection experience, subsequent collections, management's evaluation of the effect of existing economic conditions, and other known factors. The provision is provided for the above estimates made for all doubtful receivables. Account balances are charged off against the allowance only when the Company considers it is probable that a receivable will not be recovered. Recoveries of trade receivables previously written off are recorded when received. The allowance of doubtful accounts at December 31, 2010 and December 31, 2009 was $696 and $44,307, respectively.

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

Construction in progress represents direct costs of construction or the acquisition cost of buildings or machinery and design fees. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until the assets are completed and ready for their intended use.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Income Taxes
The Company follows ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted ASC 740-10-25 on January 1, 2007, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position.  The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize any additional liabilities for uncertain tax positions as a result of the implementation of ASC 740-10-25.

Fair Value Measurements
ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  ASC 820 establishes three levels of inputs that may be used to measure fair value:
   · Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company holds. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
   · Level 2 – Valuation based on quoted prices in markets that are not active for which all significant inputs are observable, either directly or indirectly.
   · Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
The Company adopted ASC 820, Fair Value Measurements and Disclosures, on January 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company has also adopted ASC 820, on January 1, 2009 for non financial assets and non financial liabilities, as these items are not recognized at fair value on a recurring basis. The adoption of ASC 820 for all financial assets and liabilities and non-financial assets and non-financial liabilities did not have any impact on the Company’s consolidated financial statements.
Financial instruments include cash, accounts receivable, prepayments and other receivables, short-term borrowings from banks, accounts payable and accrued expenses and other payables. The carrying amounts of cash, accounts receivable, prepayments and other receivables, short-term loans, accounts payable and accrued expenses approximate their fair value due to the short term maturities of these instruments. See footnote 10 regarding the fair value of the Company’s warrants, which are classified as Level 3 liabilities in the fair value hierarchy.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Concentrations

•
           Customers: The Company distributes ethanol and methanol as alternative fuel for automobile use in China. The Company performs ongoing credit evaluations of its customers’ financial condition and generally, requires no collateral. For the year ended December 31, 2010, three customers accounted for 86.24% of the Company’s total revenues. Three customers represented 93.98% of accounts receivable in aggregate at December 31, 2010:

Customer	Sales for the Year Ended December 31, 2010		Sales for the Year Ended December 31, 2009
A	$54,837,042	59.07%	$5,697,252	58.49%
B	$13,419,622	14.46%	$4,043,120	41.51%
C	$11,798,253	12.71%	$-	-
	$80,054,917	86.24%	$9,740,372	93.98%

Accounts Receivable：

Customer	Accounts Receivable at December 31, 2010		Accounts Receivable at December 31, 2009
A	$119,053	76.99%	$5,698,417	58.49%
B	$26,275	16.99%	$-	-
C	$-	-	$4,043,967	41.51%
	$145,328	93.98%	$9,742,385	100.00%

Suppliers: For the year ended December 31, 2010, one suppliers accounted for more than 91.91% of the Company’s total purchase. Four vendors represented 100% of accounts payable in aggregate at December 31, 2010. Management believes other vendors could supply similar products, but their terms may not be as favorable as currently being offered by this vendor.

Accounts Payable：

Supplier	Accounts Payable at December 31, 2010		Accounts Payable at December 31, 2009
A	$10,341,098	91.91%	$2,737,922	32.62%
B	$792,457	7.04%	$2,304,098	27.45%
C	$75,184	0.67%	$-	-
D	$42,501	0.38%	$-	-
E	$-	-	$2,493,787	29.71%
F	$-	-	$857,891	10.22%
	$11,251,240	100.00%	$8,393,698	100.00%

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Recent accounting pronouncements

ASC Update (“ASU”) No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This ASU codified the consensus reached in EITF Issue No. 09-E “Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash”. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-02, Consolidation (Topics 810) – Accounting and Reporting for Decreases in Ownership of a Subsidiary - A Scope Clarification.  This update provides guidance for non-controlling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:
•	A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and
•	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.
In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:
•
For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.
ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.

ASC Update (“ASU”) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This update is to remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature.

In addition, the amendments in the ASU requires an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

ASC Update (“ASU”) No. 2010-10, Consolidation (Topic 810): Amendments for Certain Investment Funds. This update is to defer the effective date of certain amendments to the consolidation requirements of FASB Accounting Standards CodificationTM (Codification) Topic 810, Consolidation, resulting from the issuance of FASB Accounting Standard No. 167, Amendments to FASB Interpretation 46(R). Specifically, the amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity’s interest in an entity:
•           That has all the attributes of an investment company; or
•           For which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies.
The ASU does not defer the disclosure requirements in the Statement 167 amendments to Topic 810. The amendments in this ASU are effective as of the beginning of a reporting entity's first annual period that begins after November 15, 2009, and for interim for interim periods within that first annual reporting period. Early application is not permitted.

ASC Update (“ASU”) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update is to codify the consensus reached in EITF Issue No. 09-J, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or services condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This update amends various SEC paragraphs in the FASB Accounting Standards Codification pursuant to SEC Final Rule, “Technical Amendments to Rules Forms, Schedules and Codification of Financial Reporting Policies”. The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-22, Accounting for Various Topics. This update amends various SEC paragraphs in the FASB Accounting Standards Codification based on external comments received and the issuance of Staff Accounting Bulletin (SAB) No. 112 which amends or rescinds portion of certain SAB topics. SAB 112 was issued to bring existing SEC guidance into conformity with ASC 805 “Business Combination” and ASC 810 “Consolidation”. The adoption of this update did not have any material impact on the Company’s financial statements.

ASC Update (“ASU”) No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This update reflects the decision reached in EITF Issue No. 10-G. The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of following:

	December 31, 2010	December 31, 2009

Equipment	$1,585	841
	1,585	841
Less: Accumulated depreciation	(323)	-
	1,262	-
Constriction in progress	4,855,774	-
	$4,857,036	$841

Depreciation expense was approximately $323and $0 for the year ended December 31, 2010 and 2009.

NOTE 3 – PREPAID CONSTRUCTION COSTS

Prepaid construction costs are paid for the construction of plants in the production bases in Tieling City in Liaoning Province of the PRC.

NOTE 4 – DEPOSITS FOR ACQUISITION OF A LAND USE RIGHT

Deposits are paid for acquisition of the land use right of the production bases in Tieling City in Liaoning Province of the PRC.

The total acquisition costs of the land use right is amounting to $9,147,729 (RMB 60,300,000). The unpaid balance, amounting to $7,478,989 (RMB 49,300,000) will be paid on or before January 25, 2012.

NOTE 5 – NOTES RECEIVABLE FOR STOCK SUBSCRIPTION

The Notes receivable are the proceeds of the stock issued but the subscribers have not paid before the year ended December 31, 2010. All of these receivables have been settled in the first quarter of 2011.

NOTE 6 – AMOUNTS DUE TO SHAREHOLDER

As of December 31, 2010, the Company was indebted to Mr. Haipeng Wang in the amount of  $107,922. This amount is unsecured, interest-free and repayable on demand.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 7 – EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of shares outstanding during the fiscal year. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding stock options.  Potentially dilutive common shares consist of convertible preferred stock (using the if-converted method) and exercisable warrants outstanding.

The following table sets forth the computation of basic and diluted net income per common share:

Years Ended December 31,	2010	2009

Net income	$8,808,504	$943,342

Weighted-average shares of common stock outstanding
Basic	31,465,277	28,407,773
Dilutive shares:	-	-

Diluted	31,465,277	28,407,773

Basic and dilutive earnings per share	$0.28	$0.03

NOTE 8 - INCOME TAXES

Jianye Greentech Holdings Ltd was incorporated in British Virgin Islands and is not subject to any income tax.

Hong Kong Jianye Greentech Holdings Limited was incorporated in Hong Kong and has not yet realized income as of December 31, 2010 and 2009, and no provision for income taxes has been made.

Heilongjian New Jianye New Clean Fuel Marketing Ltd. was incorporated in the People’s Republic of China and is subject to PRC Enterprise Income Tax on net income at a rate of 25%.

Deferred tax assets and liabilities are measured based on the difference between the financial statement and tax bases of assets and liabilities at the applicable tax rates. There were no significant components of the deferred tax for the period ended December 31, 2010 and 2009.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 9 - STOCKHOLDERS’ EQUITY

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

In November 2009, the Company’s Board of Directors approved another Amended and Restated Articles of Incorporation with the Secretary of State of Nevada, to amend the Company’s Articles of Incorporation to: (i) change the name of the Company to “American Jianye Greentech Holdings Ltd.” (ii) increase the number of the Company’s authorized shares of capital stock from 394,500,000 shares to 400,000,000 of which 394,500,000 shares will be common stock par value $0.001 per share and 5,500,000 shares will be preferred stock par value $0.001 per share; and (iii) authorize the Board of Directors to provide for the issuance of shares of preferred stock in series and, by filing a certificate pursuant to the Nevada Revised Statutes, to establish from time to time the number of shares to be included in each such series, and to fix the designation, power, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions.

NOTE 10-  CAPITALIZATION

The common stock was $33,110 with paid-in capital $926,890 as of December 31, 2010.  1,710,000 shares of common stock at par value of $0.001 each share were issued for the year ended December 31, 2010. 1,100,000 of these issued common stocks were not yet paid as at December 31, 2010.

10,000 shares were issued in the second quarter of 2010 for the engagement of a financial consultant. The market price was valued at $1 per share on the issue date of these shares.

600,000 shares were issued and fully paid in the last quarter of 2010.

700,000 shares were issued and the subscription proceeds were settled in the first quarter of 2011.

Subscription agreements were entered for issuance of 1,000,000 shares at a price of $0.15 per share. $60,000 as proceeds for 400,000 shares were settled in the first quarter of 2011. The remaining proceeds of $90,000 for 600,000 shares are expected to be settled in the second and third quarters of 2011. The issue of these 600,000 shares is reported as reduction in stockholders’ equity as the proceeds have not been received prior to the issuance of the financial statements.

7,950,000 shares held by the former shareholders were retired on November 17, 2009, according to Share Exchange Agreement dated November 12, 2009, but 299,378 of these retired shares were later restored and reported as issued and fully paid common stock in April, 2010.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 11-  RELATED PARTY TRANSACTIONS

Transactions with Harbin Dayang Trading Co., Ltd

Mr. Haipeng Wang, the Chairman of the Group, holds 15% interest, and his father, Mr. Jianye Wang holds 70% interest in this company.

As of December 31, 2010, no advance received from or paid to this related company.

Transactions with Heilongjiang Jianye Real Estates Co., Ltd

Harbin Dayang Trading Co., Ltd, another related company of the Group, holds 97.72% interest, and Mr. Haipeng Wang has 1.14% interest, in this company.

As of December 31, 2010, we had a balance of payable to this related company totaling $328,221. This advance bears no interest and is payable on demand.

Transactions with Heilongjiang Jianye Fuel Co., Ltd

Mr. Haipeng Wang, Mr. Haipeng Wang; and Heilongjiang Jianye Real Estates Co., Ltd, another related company of the Group, are the majority shareholders of Heilongjiang Jianye Fuel Co., Ltd, hold in total of 97.83% interests.

As of December 31, 2010, we had a balance of advance paid to this related company totaling $2,275. This advance bears no interest and is payable on demand.

Transactions with Zhaodong City Jianye Fuel Co., Ltd

China Jianye Fuel, Inc., of which the majority shareholder is Mr. Jianye Wang, holds 100% interests in this company.

As of December 31, 2010, we had an account receivable amounting to $175,349, and an account payable amounting to $792,457, to this related company.

For the year ended December 31, 2010, we recorded purchases of $2,175,562, approximately 2.72% of the Company’s inventory is purchased from this related company.

Transactions with Heilongjiang Jianye Building Mgt Co., Ltd

Mr. Jianye Wang holds 25% interest, and Mr. Haipeng Wang holds 8.33% interest, in this company.

As of December 31, 2010, we had a balance of advance received from this related company totaling $25,183. This advance bears no interest and is payable on demand.

Transactions with Harbin Jianye Construction Engineering Co., Ltd

Harbin Dayang Trading Co., Ltd , Heilongjiang Jianye Real Estates Co., Ltd, related companies of the Group, holds 49% and 40% of interests respectively, and Mr. Haipeng Wang holds 11% interest of this company.

Harbin Jianye Construction Engineering Co., Ltd is the main contractor of the construction project for production bases in Tieling City of the Liaoning Province in the PRC.

As of December 31, 2010, we had balances of prepaid construction costs to this related company totaling $24,278,871.

Advances from shareholder – At December 31, 2010, the Company had advances from the Company’s Chairman and major shareholder in the amount of $107,922. The advances from this shareholder are non-interest bearing and without fixed terms of repayment.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 11-  RELATED PARTY TRANSACTIONS (Continued)

Purchase and account payable - For the year ended December 31, 2009, approximately 28% of the Company’s inventory is purchased from a related party, a company controlled by the father of the Company’s Chairman and major shareholder. Total purchase from this related party amounted to $2,304,569. Accounts payable due to this related party was $2,304,098 at December 31, 2009.

Advances from related party – For the year ended December 31, 2009, the Company had advances from the related party in the amount of $119,882. The advances from related party are non-interest bearing and without fixed terms of repayment.

Advances from shareholder – For the year ended December 31, 2009, the Company had advances from the Company’s Chairman and major shareholder in the amount of $146,700. The advances from this shareholder are non-interest bearing and without fixed terms of repayment.

Note 12 - COMMITMENTs

The Group has entered into an agreement for the acquisition of land use right. The total acquisition costs of the land use right is amounting to $9,147,729 (RMB 60,300,000). The unpaid balance, amounting to $7,478,989 (RMB 49,300,000) will be paid on or before January 25, 2012.

Note 13 - Subsequent Events

In preparing these financial statements, the Company evaluated the events and transactions that occurred from January 1, 2011 through April 27, 2011, the date these financial statements were issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.

As discussed in note 5, the subscription proceeds of common stock issued but unpaid by the subscribers were amounting $510,000 at December 31, 2010. All of these proceeds have been settled in the first quarter of 2011.