Form 10-Q
period 2011-03-31
AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
filed 2011-05-23
CIK 1394108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
(Exact name of registrant as specified in Charter)

Nevada	333-144228	20-5548974
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

136-20 38th Ave. Unit 3G
 Flushing, NY 11354
(Address of Principal Executive Offices)

718-395-8706
(Issuer Telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No ☒

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of  May 23, 2011: 33,710,148 shares of common stock.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
FORM 10-Q
September 30, 2010
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	6
Item 4.	Control and Procedures	6

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	7
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7
Item 3.	Defaults Upon Senior Securities	7
Item 4.	(Removed and Reserved)	7
Item 5.	Other Information	7
Item 6.	Exhibits	7

SIGNATURE		8

ITEM 1. Financial Information

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.

FINANCIAL STATEMENTS	Page #

Condensed Consolidated Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010	F-1

Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 (Unaudited)	F-2

Consolidated Statements of Stockholders' Equity as of for the three months ended March 31, 2011 (Unaudited)	F-3

Condensed Consolidated Statement of Cash Flows for the three months ended March 31 2011 and 2010 (Unaudited)	F-4

Notes to the Financial Statements (Unaudited)	F-5 – F-15

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
Assets
Current Assets
Cash and cash equivalents	79,019	655,640
Accounts receivable, net	4,278,312	198,239
Prepaid construction costs	18,837,841	18,718,399
Notes receivable for stock subscription	-	510,000
Due from a shareholder	577,772	-
Other current assets	147,234	38,165
	23,920,178	20,120,443

Restricted Cash	60,000	-
Property, plant and equipment	4,887,832	4,857,036
Deposits for acquisition of a land use right	1,679,364	1,668,740
Other deposits	-	-
Total Assets	30,547,374	26,646,219
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	15,806,701	10,458,783
Accounts payable- related parties	-	792,457
Accrued expenses	392,767	382,751
Income tax payable	1,048,818	3,757,791
Due to related parties	169,440	178,055
Due to a shareholder	-	107,922
Total liabilities	17,417,726	15,677,759

Stockholders’ Equity

Common stock, $0.001 par value, 394,500,000 shares authorized, 33,110,148 and 32,010,148 fully-paid shares issued and outstanding as of March 31, 2011 and December 31, 2010 respectively	33,110	32,010

0 and 1,100,000 unpaid shares issued and outstanding as of March 31, 2011 and December 31, 2010 respectively	-	1,100

Preferred stock, $0.001 par value, 5,500,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid-in capital	926,890	926,890
Accumulated other comprehensive income	332,838	261,489
Retained earnings	11,836,810	9,746,971
Total stockholders’ equity	13,129,648	10,968,460

Total Liabilities and Stockholders’ Equity	30,547,374	26,646,219

The Accompanying Notes are an integral part of the Financial Statements.

AMERICAN JIANYE GREENTECH HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months Ended
	March 31, 2011	March 31, 2010

Sales	$18,742,380	$9,654,458

Cost of sales	15,818,070	8,132,783

Gross profit	2,924,310	1,521,675

Operating expenses:
Selling, general and administrative	134,233	99,090

Income from operations	2,790,077	1,422,585

Provision for income taxes	700,238	355,665

Net Income	2,089,839	1,066,920

Other comprehensive income
Foreign currency translation adjustment	71,349	363

Comprehensive income	$2,161,188	$1,067,283

Net Income Per Share-
Basic and Diluted	$0.07	$0.03

Weighted Average Shares Outstanding:
Basic and Diluted	31,465,277	31,100,770

The Accompanying Notes are an integral part of the Financial Statements.

AMERICAN JIANYE GREENTECH HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011

			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Share	Amount	Capital	Income	Earnings	Total

Balance, December 31, 2010	33,110,148	$33,110	$926,890	$261,489	$9,746,971	$10,968,460

Net income for the period ended Mar 31, 2011	-	-	-	-	2,089,839	2,089,839

Foreign currency translation adjustments				71,349	-	71,349

Balance, March 31, 2011	33,110,148	33,110	926,890	332,838	11,836,810	13,129,648

The Accompanying Notes are an integral part of the Financial Statements.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three Months Ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities
Net income	$2,089,839	$1,066,920
Adjustments to reconcile net income to net cash used in operating activities:

Depreciation expense	126	70
Changes in assets and liabilities:
Accounts receivable	(4,065,653)	(9,613,010)
Increase in prepayment	(274)
Other current assets	(108,475)	(58,993)
Other deposits	-	-
Accounts payable	4,469,367	8,132,783
Accrued expenses	7,745	36,538
Decrease in other current liabilities		(16)
Income tax payable	(2,724,080)	355,698
Net cash provided by operating activities	(331,405)	(80,010)
Cash flows from investing activities
Restricted Cash	(60,000)
Construction in process	-	(293,400)
Prepaid construction costs	-	-
Deposit payment for land use right	-	-
Purchases of property, plant and equipment	-
Net cash used in investing activities	(60,000)	(293,400)
Cash flows from financing activities
Advances from related parties	(9,718)	298,972
Amount due from a shareholder	(686,503)
Subscription receivable	510,000	-
Issuance of common stock	-	-
Net cash used in financing activities	(186,221)	298,972
Net increase in cash and cash equivalents	(577,626)	(74,438)
Effect of exchange rate changes on cash and cash equivalent	1,005	75

Cash and cash equivalents
Beginning	655,640	80,366
Ending	$79,019	$6,003
Supplemental disclosure of cash flows
Cash paid during the period for:
Interest paid	$-	$-
Income tax	$1,136,080	$-

The Accompanying Notes are an integral part of the Financial Statements.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 1-  NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Nature of operations

American Jianye Greentech Holdings, Ltd. (the ‘Company” or “American Jianye”) was originally incorporated on August 30, 2006, in the State of Nevada as Gateway Certifications, Inc.

On November 13, 2009, the Company entered into and completed the transactions contemplated under a Share Exchange Agreement (the “Exchange Agreement”) with each of the shareholders (the “Shareholders”) of Jianye Greentech Holdings, Ltd., a British Virgin Islands corporation (“Jianye”), pursuant to which the Company purchased from the Shareholders all issued and outstanding shares of Jianye’ common stock in consideration for the issuance of an aggregate of 3,548,796 shares of the Company common stock (the “Share Exchange”) (the “Merger”).

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
March 31, 2011

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

Below is a table with foreign exchange rates used for translation:

March 31, 2011
Three months end RMB : USD exchange rate	6.5501
Average Three months RMB : USD exchange rate	6.5713

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

Segment Reporting

The Company determines and discloses its segments in accordance with ASC 280, Segment Reporting. The Company’s management reporting structure provided for only one segment in 2011 and 2010 and accordingly, no separate segment information is presented.

Revenue Recognition

Revenues represent the invoiced value of goods sold recognized upon the shipment of goods to customers. Revenues are recognized when all of the following criteria are met:

   ● Persuasive evidence of an arrangement exists;

   ● Delivery has occurred or services have been rendered;

   ● The seller’s price to the buyer is fixed or determinable; and

   ● Collectability is reasonably assured.

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

Accounts Receivable

Accounts receivable are carried at original invoice amount less estimates made for doubtful receivables. Management determines the allowance for doubtful accounts at the end of the period based on a review of the current status of existing receivables, account aging, historical collection experience, subsequent collections, management’s evaluation of the effect of existing economic conditions, and other known factors. The provision is provided for the above estimates made for all doubtful receivables. Account balances are charged off against the allowance only when the Company considers it is probable that a receivable will not be recovered. Recoveries of trade receivables previously written off are recorded when received. The allowance of doubtful accounts at March 31, 2011and December 31, 2010 was $19,138 and $696, respectively.

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
MARCH 31, 2011

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

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  ASC 820 establishes three levels of inputs that may be used to measure fair value:

   ● Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company holds. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

   ● Level 2 – Valuation based on quoted prices in markets that are not active for which all significant inputs are observable, either directly or indirectly.

   ● Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

Concentrations

•
Customers: The Company distributes ethanol and methanol as alternative fuel for automobile use in China. The Company performs ongoing credit evaluations of its customers’ financial condition and generally, requires no collateral. For the three months ended March 31, 2011, three customers accounted for 79.42% of the Company’s total revenues. Three customers represented 72.86% of accounts receivable in aggregate at March 31, 2011:

Customer	Sales for the Three-Month Period Ended March 31, 2011		Sales for the Three-Month Period Ended March 31, 2010
A	$5,952,229	31.76%	$9,654,458	100.00%
B	$4,749,896	25.34%	$-	-
C	$4,182,815	22.32%	$-	-
	$14,884,940	79.42%	$9,654,458	100.00%

Accounts Receivable：

Customer	Accounts Receivable at March 31, 2011		Accounts Receivable at December31, 2010
A	$66,994	1.58%	$119,053	76.99%
B	$1,483,161	34.87%	$26,275	16.99%
C	$1,548,465	36.41%
	$3,098,620	72.86%	$145,328	93.98%

Suppliers: For the three months ended March 31, 2011, six suppliers accounted for more than 100.00% of the Company’s total purchase. Management believes other vendors could supply similar products, but their terms may not be as favorable as currently being offered by this vendor.

Accounts Payable

Supplier	Accounts Payable at March 31, 2011		Accounts Payable at December31, 2010
A	$10,994,891	69.56%	10,341,098	91.91%
B	$2,330,580	14.74%	75,184	0.67%
C	$1,523,183	9.64%	-	-
D	$552,663	3.50%	-	-
E	$355,720	2.25%	-	-
F	$49,664	0.31%	42,501	0.38%
G	$-	-	792,457	7.04%
	$15,806,701	100.00%	11,251,240	100.00%

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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
MARCH 31, 2011

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

The ASU does not defer the disclosure requirements in the Statement 167 amendments to Topic 810. The amendments in this ASU are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim for interim periods within that first annual reporting period. Early application is not permitted.

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

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of following:

	March 31, 2011	December 31, 2010

Equipment	$1,596	1,585
	1,596	1,585
Less: Accumulated depreciation	(452)	(323)
	1,144	1,262
Constriction in progress	4,886,688	4,855,774
	$4,887,832	$4,857,036

Depreciation expense was approximately $452and $323 for the three months ended March 31, 2011 and 2010.

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

NOTE 6 – DUE FROM/TO A SHAREHOLDER

The amount due from a shareholders is receivable from Mr. Haipeng Wang. This amount is unsecured, interest-free and repayable on demand.

The amount due to a shareholders is payable to Mr. Haipeng Wang. This amount is unsecured, interest-free and repayable on demand.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

The following table sets forth the computation of basic and diluted net income per common share:

Three months Ended ,March 31,	2011	2010

Net income	$2,089,839	$1,066,920

Weighted-average shares of common stock outstanding
Basic	31,465,277	31,100,770
Dilutive shares:	-	-

Diluted	31,465,277	31,100,770

Basic and dilutive earnings per share	$0.07	$0.03

NOTE 8 - INCOME TAXES

Jianye Greentech Holdings Ltd was incorporated in British Virgin Islands and is not subject to any income tax.

Hong Kong Jianye Greentech Holdings Limited was incorporated in Hong Kong and has not yet realized income as of March 31,2011 and no provision for income taxes has been made.

Heilongjian New Jianye New Clean Fuel Marketing Ltd. was incorporated in the People’s Republic of China and is subject to PRC Enterprise Income Tax on net income at a rate of 25%.

Deferred tax assets and liabilities are measured based on the difference between the financial statement and tax bases of assets and liabilities at the applicable tax rates. There were no significant components of the deferred tax for the period ended March 31, 2011 and 2010.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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
MARCH 31, 2011

NOTE 11-  RELATED PARTY TRANSACTIONS

Transactions with Harbin Dayang Trading Co., Ltd

Mr. Haipeng Wang, the Chairman of the Group, holds 15% interest, and his father, Mr. Jianye Wang holds 70% interest in this company.

As of March 31, 2011, no advance received from or paid to this related company.

Transactions with Heilongjiang Jianye Real Estates Co., Ltd

Harbin Dayang Trading Co., Ltd, another related company of the Group, holds 97.72% interest, and Mr. Haipeng Wang has 1.14% interest, in this company.

As of March 31, 2011, we had a balance of payable to this related company totaling $330,424. This advance bears no interest and is payable on demand.

Transactions with Heilongjiang Jianye Fuel Co., Ltd

Mr. Haipeng Wang, Mr. Haipeng Wang; and Heilongjiang Jianye Real Estates Co., Ltd, another related company of the Group, are the majority shareholders of Heilongjiang Jianye Fuel Co., Ltd, hold in total of 97.83% interests.

As of March 31, 2011, we had a balance of advance paid to this related company totaling $2,290. This advance bears no interest and is payable on demand.

Transactions with Zhaodong City Jianye Fuel Co., Ltd

China Jianye Fuel, Inc., of which the majority shareholder is Mr. Jianye Wang, holds 100% interests in this company.

As of March 31, 2011 we had an account receivable amounting to $188,679, and an account payable amounting to $0, to this related company.

For the year ended March 31, 2011, no inventories had been purchased from this related company.

Transactions with Heilongjiang Jianye Buidling Mgt Co., Ltd

Mr. Jianye Wang holds 25% interest, and Mr. Haipeng Wang holds 8.33% interest, in this company.

As of March 31, 2011, we had a balance of advance received from this related company totaling $27,694. This advance bears no interest and is payable on demand.

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

As of March 31, 2011, we had balances of prepaid construction costs to this related company totaling $23,715,612.

Due from shareholder – At March 31, 2010, the Company had advances from the Company’s Chairman and major shareholder in the amount of $577,772. The advances to this shareholder are non-interest bearing and without fixed terms of repayment.

NOTE 12 - COMMITMENTS

The Group has entered into an agreement for the acquisition of land use right. The total acquisition costs of the land use right is amounting to $9,147,729 (RMB 60,300,000). The unpaid balance, amounting to $7,478,989 (RMB 49,300,000) will be paid on or before January 25, 2012.

NOTE 13 - SUBSEQUENT EVENTS

In preparing these financial statements, the Company evaluated the events and transactions that occurred from January 1, 2011 through May 21, 2011, the date these financial statements were issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Plan Of Operation.

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “management believes” and similar language. The forward-looking statements are based on the current expectations of the Company and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. Actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

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

For the three months ended March 31, 2011, we derived our revenues of $18,742,380 from the sales of methanol-based and ethanol based fuels to our customers, comparing to $9,654,458 for the three months ended March 31, 2010.

Our gross profit margin during the three months ended March 31, 2011 was 15.6%, comparing to 15.76% in last year. This figure represents our regular gross profit margin as a marketing company and distributor. We expect our gross profit margin to be significant higher than that after our own refinery is built and produces our own fuels in the future. The construction of factory and production facilities is expected to complete at the end of fiscal year of 2011.

Selling, general and administrative expenses for the three months ended March 31, 2011 were $134,233 or 0.72% of net sales, comparing to $99,090 or 1.03% for the last fiscal year. Selling, general and administrative expenses consist primarily of payroll, local taxes, investor relation expenses and professional fees.

Income from operations for the three months ended March 31, 2011 was $2,790,077, and net income after income taxes for the same period was $2,089,839, comparing to $1,422,585 and $1,066,920 respectively for the same period of last year.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the three months ended March 31, 2011, the effect of converting our financial results to Dollars was to add $71,349 to our accumulated other comprehensive income.

Liquidity and Capital Resources

Our operations to date have been funded primarily by operation and capital contributions.

Our working capital at March 31, 2011 totaled $6,502,452. Included in our working capital, however, there was $18,837,841 of prepaid construction costs which will be transferred to plant and equipment upon completion of construction. We have, therefore, relatively small amount of liquid assets.

Capital Expenditure

Total capital expenditures during the three months ended March 31, 2011 was $60,000.

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

Accounts Receivable

Accounts receivable are carried at original invoice amount less estimates made for doubtful receivables. Management determines the allowance for doubtful accounts at the end of the period based on a review of the current status of existing receivables, account aging, historical collection experience, subsequent collections, management’s evaluation of the effect of existing economic conditions, and other known factors. The provision is provided for the above estimates made for all doubtful receivables. Account balances are charged off against the allowance only when the Company considers it is probable that a receivable will not be recovered. Recoveries of trade receivables previously written off are recorded when received.

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

ASC Update (“ASU”) No. 2010-10, Consolidation (Topic 810): Amendments for Certain Investment Funds. This update is to defer the effective date of certain amendments to the consolidation requirements of FASB Accounting Standards Codification (Codification) Topic 810, Consolidation, resulting from the issuance of FASB Accounting Standard No. 167, Amendments to FASB Interpretation 46(R). Specifically, the amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity’s interest in an entity:

•	That has all the attributes of an investment company; or

•	For which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies.

The ASU does not defer the disclosure requirements in the Statement 167 amendments to Topic 810. The amendments in this ASU are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim for interim periods within that first annual reporting period. Early application is not permitted.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Management’s Report on Internal Control over Financial Reporting.

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

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company was not a party to any legal proceeding or litigation as of March 31, 2011.

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
Date: May 23, 2011
(Principal Executive Officer)

By:	/s/ Yulin Yang
Name: Yulin Yang
Title: Chief Financial Officer
Date: May 23, 2011
(Principal Accounting Officer)