Form 10-Q
period 2011-06-30
AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
filed 2011-08-19
CIK 1394108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes  ☐  No ☐

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of  August 18, 2011: 33,110,148 shares of common stock.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
FORM 10-Q
June 30, 2011

ITEM 1. Financial Information

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.

FINANCIAL STATEMENTS	Page #

Condensed Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	F-1

Condensed Consolidated Statements of Operations for the six months ended June 30, 2011 and 2010 (Unaudited)	F-2

Consolidated Statements of Stockholders’ Equity as of for the six months ended June 30, 2011	F-3

Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and 2010 (Unaudited)	F-4

Notes to the Financial Statements (Unaudited)	F-5 – F-14

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
Assets
Current Assets
Cash and cash equivalents	281,214	655,640
Accounts receivable, net	4,842,575	198,239
Prepaid construction costs	19,109,552	18,718,399
Notes receivable for stock subscription	510,000	510,000
Due from a shareholder	649,913	-
Due from related parties	372,099	-
Other current assets	143,181	38,165
	25,908,534	20,120,443

Property, plant and equipment	4,952,809	4,857,036
Deposits for acquisition of a land use right	1,701,733	1,668,740
Total Assets	32,563,076	26,646,219

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	14,739,268	10,458,783
Accounts payable- related parties	-	792,457
Accrued expenses	1,516,564	382,751
Income tax payable	950,562	3,757,791
Due to related parties	191,242	178,055
Due to a shareholder	-	107,922
Total liabilities	17,397,636	15,677,759

Stockholders' Equity
Common stock, $0.001 par value, 394,500,000 shares authorized,
33,110,148 and 32,010,148 fully-paid shares issued and
outstanding as of June 30, 2011 and December 31, 2010 respectively	33,110	32,010

0 and 1,100,000 unpaid shares issued and outstanding as of
June 30, 2011 and December 31, 2010 respectively	-	1,100

Preferred stock, $0.001 par value, 5,500,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid-in capital	926,890	926,890
Accumulated other comprehensive income	586,218	261,489
Retained earnings	13,619,222	9,746,971
Total stockholders' equity	15,165,440	10,968,460

Total Liabilities and Stockholders' Equity	32,563,076	26,646,219

The Accompanying Notes are an integral part of the Financial Statements.

AMERICAN JIANYE GREENTECH HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the six months Ended
	June 30, 2011	June 30, 2010

Sales	$33,697,342	$32,571,833

Cost of sales	(28,174,496)	(28,105,265)

Gross profit	5,522,846	4,466,568

Operating expenses:
Selling, general and administrative	(289,184)	(164,081)

Income from operations	5,233,662	4,302,487

Provision for income taxes	(1,361,414)	(1,094,039)

Net Income	3,872,251	3,208,448

Other comprehensive income
Foreign currency translation adjustment	324,729	13,489

Comprehensive income	$4,196,980	$3,221,937

Net Income Per Share-
Basic and Diluted	$0.12	$0.10

Weighted Average Shares Outstanding:
Basic and Diluted	33,110,148	31,100,770

The Accompanying Notes are an integral part of the Financial Statements.

AMERICAN JIANYE GREENTECH HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011

			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Share	Amount	Capital	Income	Earnings	Total

Balance, December 31, 2010	33,110,148	$33,110	$926,890	$261,489	$9,746,971	$10,968,460

Net income for the period ended June 30, 2011	-	-	-	-	3,872,251	3,872,251

Foreign currency translation adjustments	-	-	-	324,729	-	324,729

Balance, June 30, 2011	33,110,148	$33,110	$926,890	$586,218	$13,619,222	$15,165,440

The Accompanying Notes are an integral part of the Financial Statements.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six Months Ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities
Net income	$3,872,251	$3,208,448
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	253	4,784
Changes in assets and liabilities:
Accounts receivable	(4,623,965)	(2,367,633)
Increase in prepayment	(20,800)
Other current assets	(102,922)	(67,255)
Other deposits	-	(14,055)
Accounts payable	3,223,590	(471,110)
Accrued expenses	1,112,349	-
Decrease in other current liabilities	-	141,969
Income tax payable	(2,844,473)	1,680,259
Net cash provided by (used in)operating activities	616,283	2,115,407

Cash flows from investing activities
Purchases of property, plant and equipment	-	(1,830,370)
Net cash used in investing activities	-	(1,830,370)

Cash flows from financing activities
Advances from/(to) related parties	(357,772)	(2,245,564)
Amounts due from/(to) shareholders	(751,245)	2,031,581
Net cash generated from (used in) financing activities	(1,109,017)	(213,983)

Net increase (decrease) in cash and cash equivalents	(492,734)	71,054

Effect of exchange rate changes on cash and cash equivalent	118,308	(2,392)

Cash and cash equivalents
Beginning	655,640	80,366
Ending	$281,214	$149,028

Supplemental disclosure of cash flows
Cash paid during the period for:
Interest paid	-	-
Income tax	$1,848,077	$372,598

The Accompanying Notes are an integral part of the Financial Statements.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 1-  NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Nature of operations

American Jianye Greentech Holdings, Ltd. (the ‘Company” or “American Jianye”) was originally incorporated on August 30, 2006, in the State of Nevada as Gateway Certifications, Inc.

On November 13, 2009, the Company entered into and completed the transactions contemplated under a Share Exchange Agreement (the “Exchange Agreement”) with each of the shareholders (the “Shareholders”) of Jianye Greentech Holdings, Ltd., a British Virgin Islands corporation (”Jianye”), pursuant to which the Company acquired from the Shareholders all issued and outstanding shares of Jianye’ common stock in consideration for the issuance of an aggregate of 3,548,796 shares of the Company common stock (the "Share Exchange") (the “Merger”).

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
June 30, 2011

Basis of Consolidation

The consolidated financial statements include the accounts of American Jianye Greentech Holdings, Ltd and its wholly owned subsidiaries.  All significant intercompany accounts and transactions are eliminated.

Name of Company	Place of incorporation	Attributable interest

Jianye Greentech Holdings, Ltd.	British Virgin Islands	100%

Hong Kong Jianye Greentech Holding Limited	Hong Kong	100%

Heilongjian Jianye New Clean Fuel Marketing Co. Ltd.	PRC	100%

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

Below is a table with foreign exchange rates used for translation:

June 30, 2011
Six months end RMB : USD exchange rate	6.4640
Average Six months RMB : USD exchange rate	6.5482
Average Three months RMB : USD exchange rate	6.5074

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

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

Revenue Recognition

Revenues represent the invoiced value of goods sold recognized upon the shipment of goods to customers. Revenues are recognized when all of the following criteria are met:

o	persuasive evidence of an arrangement exists;
o	delivery has occurred or services have been rendered;
o	the seller’s price to the buyer is fixed or determinable; and
o	collectability is reasonably assured.

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

Accounts Receivable

Accounts receivable are carried at original invoice amount less estimates made for doubtful receivables. Management determines the allowance for doubtful accounts at the end of the period based on a review of the current status of existing receivables, account aging, historical collection experience, subsequent collections, management's evaluation of the effect of existing economic conditions, and other known factors. The provision is provided for the above estimates made for all doubtful receivables. Account balances are charged off against the allowance only when the Company considers it is probable that a receivable will not be recovered. Recoveries of trade receivables previously written off are recorded when received. The allowance of doubtful accounts at June 30, 2011and December 31, 2010 was $19,138 and $696, respectively.

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

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

Concentrations

Customers: The Company distributes ethanol and methanol as alternative fuel for automobile use in China. The Company performs ongoing credit evaluations of its customers’ financial condition and generally, requires no collateral. For the six months ended June 30, 2011, four customers accounted for 98.34% of the Company’s total revenues. Four customers represented 98.06% of accounts receivable in aggregate at June 30, 2011:

Customer	Sales for the Six-Month Period Ended June 30, 2011		Sales for the Six-Month Period Ended June 30, 2010
A	$10,554,638	31.32%	$23,573,324	72.37%
B	$7,800,565	23.15%	$6,921,729	21.25%
C	$7,951,274	23.60%	$-	-
D	$6,868,087	20.38%	$-	-
	$33,174,564	98.45%	$30,495,053	93.62%

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
Accounts Receivable：

Customer	Accounts Receivable at June 30, 2011		Accounts Receivable at December 31, 2010
A	$1,551,795	31.90%	$119,053	76.99%
B	$603,342	12.40%	$26,275	16.99%
C	$1,408,199	28.95%	$-	-
D	$1,206,683	24.81%	$-	-
	$4,770,019	98.06%	$145,328	93.98%

Suppliers: For the six months ended June 30, 2011, five suppliers accounted for 100.00% of the Company’s total purchase. Management believes other vendors could supply similar products, but their terms may not be as favorable as currently being offered by this vendor.

Accounts Payable：

Supplier	Accounts Payable at June 30, 2011		Accounts Payable at December 31, 2010
A	12,245,816	83.08%	$10,341,098	91.91%
B	-	-	792,457	7.04%
C	1,955,086	13.26%	75,184	0.67%
D	17,017	0.12%	42,501	0.38%
E	273,824	1.86%	-	-
F	247,525	1.68%	-	-
	14,739,268	100.00%	$11,251,240	100.00%

Recent accounting pronouncements

In April 2011, the FASB issued ASU 2011-02, Receivable (Topic 310) “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, which clarifies when creditors should classify loan modifications as troubled debt restructurings. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis. A provision in ASU 2011-02 also supersedes the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU 2010-20. The adoption of ASU 2011-02 is not expected to have a material impact on the Company’s financial condition or results of operations.

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860), Consideration of Effective Control on Repurchase Agreements, which deals with the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 changes the rules for determining when these transactions should be accounted for as financings, as opposed to sales. The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of ASU 2011-03 is not expected to have a material impact on the Company’s financial condition or results of operation.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and IFRS, and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material effect on its operating results or financial position.

In June 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-05, Comprehensive Income (Topic 220) Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material effect on its operating results or financial position but is evaluating the format revision on the presentation of comprehensive income.

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of following:

	June 30, 2011	December 31, 2010

Equipment	$1,617	$1,585
	1,617	1,585
Less: Accumulated depreciation	(586)	(323)
	1,031	1,262
Constriction in progress	4,951,778	4,855,774
	$4,952,809	$4,857,036

Depreciation expense was approximately $253 and $4,784 for the six months ended June 30, 2011 and 2010.

NOTE 3 – PREPAID CONSTRUCTION COSTS

Prepaid construction costs are paid for the construction of plants in the production bases in Tieling City in Liaoning Province of the PRC.

NOTE 4 – DEPOSITS FOR ACQUISITION OF A LAND USE RIGHT

Deposits are paid for acquisition of the land use right of the production bases in Tieling City in Liaoning Province of the PRC.

The total acquisition costs of the land use right is amounting to $9,328,589 (RMB 60,300,000). The unpaid balance, amounting to $7,626,856 (RMB 49,300,000) will be paid on or before January 25, 2012.

NOTE 5 – NOTES RECEIVABLE FOR STOCK SUBSCRIPTION

The Notes receivable are the proceeds of the stock issued but the subscribers have not been paid before the year ended December 31, 2010.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 6 – DUE FROM/TO A SHAREHOLDER

The amount due from a shareholder is receivable from Mr. Haipeng Wang, the Chairman of the Company. This amount is unsecured, interest-free and repayable on demand.

The amount due to a shareholders is payable to Mr. Haipeng Wang, the Chairman of the Company. This amount is unsecured, interest-free and repayable on demand.

NOTE 7 – DUE FROM RELATED COMPANIES

Names of related companies:	Note:	June 30, 2011	December 31, 2010

Heilongjiang Jianye Real Estate Co., Ltd
	(i)	$344,036	$-
			-
Heilongjiang Jianye Building Mgt Co., Ltd
	(ii)	28,063
		$372,099	$-

These advances bear no interest and are payable on demand.

(i)	Heilongjiang Jianye Real Estate Co., Ltd

Harbin Dayang Trading Co., Ltd, another related company of the Company, holds 97.72% interest, and Mr. Haipeng Wang has 1.14% interest, in this company.

(ii)	Heilongjiang Jianye Building Mgt Co., Ltd

Mr. Jianye Wang holds 25% interest, and Mr. Haipeng Wang, the Chairman of the Company holds 8.33% interest, in this company.

NOTE 8 – EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted net income per common share:

Six months Ended, June 30,	2011	2010
Net income	$3,872,251	$3,208,448

Weighted-average shares of common stock outstanding
Basic	33,110,148	31,100,770
Dilutive shares:	-	-

Diluted	33,110,148	31,100,770

Basic and dilutive earnings per share	$0.12	$0.10

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 9 - INCOME TAXES

Jianye Greentech Holdings Ltd was incorporated in British Virgin Islands and is not subject to any income tax.

Hong Kong Jianye Greentech Holdings Limited was incorporated in Hong Kong and has not yet realized income as of June 30,2011 and no provision for income taxes has been made.

Heilongjian New Jianye New Clean Fuel Marketing Ltd. was incorporated in the People’s Republic of China and is subject to PRC Enterprise Income Tax on net income at a rate of 25%.

Deferred tax assets and liabilities are measured based on the difference between the financial statement and tax bases of assets and liabilities at the applicable tax rates. There were no significant components of the deferred tax for the period ended June 30, 2011 and 2010.

NOTE 10 - STOCKHOLDERS’ EQUITY

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

In November 2009, the Company’s Board of Directors approved an additional Amended and Restated Articles of Incorporation with the Secretary of State of Nevada, to amend the Company’s Articles of Incorporation to: (i) change the name of the Company to “American Jianye Greentech Holdings Ltd.” (ii) increase the number of the Company’s authorized shares of capital stock from 394,500,000 shares to 400,000,000 of which 394,500,000 shares will be common stock par value $0.001 per share and 5,500,000 shares will be preferred stock par value $0.001 per share; and (iii) authorize the Board of Directors to provide for the issuance of shares of preferred stock in series and, by filing a certificate pursuant to the Nevada Revised Statutes, to establish from time to time the number of shares to be included in each such series, and to fix the designation, power, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions.

NOTE 11-  CAPITALIZATION

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

700,000 shares were issued and the subscription proceeds are expected to be settled in the third quarter of 2011.

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
JUNE 30, 2011

NOTE 12-  RELATED PARTY TRANSACTIONS

Transactions with Harbin Dayang Trading Co., Ltd

Mr. Haipeng Wang, the Chairman of the Company, holds 15% interest, and his father, Mr. Jianye Wang holds 70% interest in this company.

As of June 30, 2011, no advances were received from or paid to this related company.

Transactions with Heilongjiang Jianye Real Estate Co., Ltd

Harbin Dayang Trading Co., Ltd, another related company of the Company, holds 97.72% interest, and Mr. Haipeng Wang has 1.14% interest, in this company.

As of June 30, 2011, we had a balance of advance paid to this related company totaling $344,036.

Transactions with Heilongjiang Jianye Fuel Co., Ltd

Mr. Haipeng Wang, Mr. Haipeng Wang; and Heilongjiang Jianye Real Estate Co., Ltd, another related company of the Company, are the majority shareholders of Heilongjiang Jianye Fuel Co., Ltd, hold in total of 97.83% interests.

As of June 30, 2011, we had a balance of receivable from this related company totaling $2,320, and an advance paid to this related company totaling $901. This advance bears no interest and is payable on demand.

Transactions with Zhaodong City Jianye Fuel Co., Ltd

China Jianye Fuel, Inc., of which the majority shareholder is Mr. Jianye Wang, holds 100% interests in this company.

As of June 30, 2011, we had a balance of advance received from this related company totaling $190,341.

For the six months ended June 30, 2011, no inventories had been purchased from this related company.

Transactions with Heilongjiang Jianye Buidling Mgt Co., Ltd

Mr. Jianye Wang holds 25% interest, and Mr. Haipeng Wang holds 8.33% interest, in this company.

As of June 30, 2011, we had a balance of advance received from this related company totaling $28,063. This advance bears no interest and is payable on demand.

Transactions with Harbin Jianye Construction Engineering Co., Ltd

Harbin Dayang Trading Co., Ltd , Heilongjiang Jianye Real Estate Co., Ltd, related companies of the Company, holds 49% and 40% of interests respectively, and Mr. Haipeng Wang holds 11% interest of this company.

Harbin Jianye Construction Engineering Co., Ltd is the main contractor of the construction project for production bases in Tieling City of the Liaoning Province in the PRC.

As of June 30, 2011, we had balances of prepaid construction costs to this related company totaling $19,109,552.

Due from a shareholder – At June 30, 2010, the Company had advances from the Company’s Chairman and major shareholder in the amount of $654,913. The advances to this shareholder are non-interest bearing and without fixed terms of repayment.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 13 - COMMITMENTS

The Company has entered into an agreement for the acquisition of land use right. The total acquisition costs of the land use right is amounting to $9,328,589 (RMB 60,300,000). The unpaid balance, amounting to $7,626,856 (RMB 49,300,000) will be paid on or before January 25, 2012.

NOTE 14 - SUBSEQUENT EVENTS

In preparing these financial statements, the Company evaluated the events and transactions that occurred from January 1, 2011 through August 18, 2011, the date these financial statements were issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.

Item 2.  Management's Discussion And Analysis Of Financial Condition And Plan Of Operation.

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

Heilongjian New Jianye Clean Fuel Marketing Ltd. (“Jianye China”) commenced operations in September 2009.  Jianye China’s primary business is to distribute ethanol and methanol as alternative fuel for automobile use.

For the six months ended June 30, 2011, we derived our revenues of $33,697,342 from the sales of methanol-based and ethanol based fuels to our customers, comparing to $32,571,833 for the six months ended June 30, 2010.

Our gross profit margin during the six months ended June 30, 2011 was 16.39%, compared to 13.71% for the same period in 2010. This figure represents our regular gross profit margin as a marketing company and distributor. We expect our gross profit margin to be significantly higher once the Company’s own refinery is built and commences fuel production.  The construction of factory and production facilities is expected to be complete by the end of fiscal year of 2011.

Selling, general and administrative expenses for the six months ended June 30, 2011 were $289,184 or 0.86% of net sales, compared to $164,081 or 0.50% for the last fiscal year. Selling, general and administrative expenses consist primarily of payroll, local taxes, investor relation expenses and professional fees.

Income from operations for the six months ended June 30, 2011 was $5,233,662, and net income after income taxes for the same period was $3,872,251, compared to $4,302,487 and $3,208,448 respectively for the same period in 2010.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the six months ended June 30, 2011, the effect of converting our financial results to Dollars was to add $324,729 to our accumulated other comprehensive income.

Liquidity and Capital Resources

Our operations to date have been funded primarily by operations and capital contributions.

Our working capital at June 30, 2011 totaled $8,510,898. Included in our working capital, however, there was $19,109,552 of prepaid construction costs which will be transferred to plant and equipment upon completion of construction of our refinery. We have, therefore, relatively small amount of liquid assets.

Capital Expenditure

Total capital expenditures during the six months ended June 30, 2011 was $60,000.

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

Recent accounting pronouncements

In April 2011, the FASB issued ASU 2011-02, Receivable (Topic 310) “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, which clarifies when creditors should classify loan modifications as troubled debt restructurings. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis. A provision in ASU 2011-02 also supersedes the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU 2010-20. The adoption of ASU 2011-02 is not expected to have a material impact on the Company’s financial condition or results of operations.

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860), Consideration of Effective Control on Repurchase Agreements, which deals with the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 changes the rules for determining when these transactions should be accounted for as financings, as opposed to sales. The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of ASU 2011-03 is not expected to have a material impact on the Company’s financial condition or results of operation.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies some existing concepts, eliminates wording differences between U.S. GAAP and IFRS, and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. ASU 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material effect on its operating results or financial position.

In June 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-05, Comprehensive Income (Topic 220) Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material effect on its operating results or financial position but is evaluating the format revision on the presentation of comprehensive income.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4.Controls and Procedures.

Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) require public companies to maintain “disclosure controls and procedures,” which are defined as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2011.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of June 30, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.          We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending June 30, 2011.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.           We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•           Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•           Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the issuer; and

•           Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of the end of our most recent quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of June 30, 2011, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Financial Officer in connection with the review of our financial statements as of June 30, 2011.

Management believes that the material weaknesses set forth in items (1) and (2) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management's report in this annual report.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We intend to our personnel resources and technical accounting expertise within the accounting function. First, we intend to create a position to segregate duties consistent with control objectives of having separate individuals perform (i) the initiation of transactions, (ii) the recording of transactions and (iii) the custody of assets.  Second, we intend to create a senior position to focus on financial reporting and standardizing and documenting our accounting procedures with the goal of increasing the effectiveness of the internal controls in preventing and detecting misstatements of accounting information.  Third, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. We anticipate the costs of implementing these remediation initiatives will be approximately $37,500 to $50,000 a year in increased salaries, legal and accounting expenses.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2011.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company was not a party to any legal proceeding or litigation as of June 30, 2011.

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
Date: August 18, 2011
(Principal Executive Officer)

By:	/s/ Yulin Yang
Name: Yulin Yang
Title: Chief Financial Officer
Date: August 18, 2011
(Principal Accounting Officer)