Form 10-Q
period 2011-09-30
AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
filed 2011-11-21
CIK 1394108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 18, 2011: 33,760,148 shares of common stock.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
FORM 10-Q
September 30, 2011

ITEM 1. Financial Information

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.

FINANCIAL STATEMENTS	Page #

Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	F-1

Condensed Consolidated Statements of Operations for the nine months ended September 30, 2011 and 2010 (Unaudited)	F-2

Consolidated Statements of Stockholders’ Equity as of for the nine months ended September 30, 2011	F-4

Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and 2010 (Unaudited)	F-5

Notes to the Financial Statements (Unaudited)	F-6 – F-16

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
Assets
Current Assets
Cash and cash equivalents	23,528	655,640
Accounts receivable, net	8,880,116	198,239
Prepaid construction costs	19,128,977	18,718,399
Notes receivable for stock subscription	510,000	510,000
Due from a shareholder	939,772	-
Due from related parties	391,186	-
Other current assets	142,900	38,165
	30,016,479	20,120,443

Property, plant and equipment	4,952,690	4,857,036
Deposits for acquisition of a land use right	1,701,733	1,668,740
Total Assets	36,670,902	26,646,219
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	15,733,875	10,458,783
Accounts payable- related parties	-	792,457
Accrued expenses	1,655,521	382,751
Income tax payable	1,359,308	3,757,791
Due to related parties	180,994	178,055
Due to a shareholder	-	107,922
Total liabilities	18,929,698	15,677,759

Stockholders' Equity
Common stock, $0.001 par value, 394,500,000 shares authorized,
33,760,148 and 32,010,148 fully-paid shares issued and
outstanding as of September 30, 2011 and December 31, 2010
respectively	33,760	32,010

0 and 1,100,000 unpaid shares issued and outstanding as of
September 30, 2011 and December 31, 2010 respectively	-	1,100

Preferred stock, $0.001 par value, 5,500,000 shares
authorized, 0 shares issued and outstanding	-	-
Additional paid-in capital	1,030,240	926,890
Accumulated other comprehensive income	493,616	261,489
Retained earnings	16,183,588	9,746,971
Total stockholders' equity	17,741,204	10,968,460

Total Liabilities and Stockholders' Equity	36,670,902	26,646,219

The Accompanying Notes are an integral part of the Financial Statements.

AMERICAN JIANYE GREENTECH HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended
	Sep 30, 2011	Sep 30, 2010

Sales	$55,191,711	$57,340,164

Cost of sales	(45,943,489)	(49,556,124)

Gross profit	9,248,222	7,784,040

Operating expenses:
Selling, general and administrative	(542,905)	(203,083)

Income from operations	8,705,317	7,580,957

Provision for income taxes	(2,268,700)	(1,914,681)

Net Income	6,436,617	5,666,276

Other comprehensive income
Foreign currency translation adjustment	232,127	117,658

Comprehensive income	$6,668,744	$5,783,934

Net Income Per Share-
Basic and Diluted	$0.19	$0.18

Weighted Average Shares Outstanding:
Basic and Diluted	33,326,876	31,100,770

The Accompanying Notes are an integral part of the Financial Statements.

AMERICAN JIANYE GREENTECH HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	Sep 30, 2011	Sep 30, 2010

Sales	$21,550,395	$24,812,027

Cost of sales	(17,813,221)	(21,488,984)

Gross profit	3,737,174	3,323,043

Operating expenses:
Selling, general and administrative	(309,626)	(38,765)

Income from operations	3,427,548	3,284,278

Provision for income taxes	(910,051)	(822,050)

Net Income	2,517,497	2,462,228

Other comprehensive income
Foreign currency translation adjustment	(92,602)	82,261

Comprehensive income	$2,424,895	$2,544,489

Net Income Per Share-
Basic and Diluted	$0.07	$0.08

Weighted Average Shares Outstanding:
Basic and Diluted	33,757,950	31,100,770

The Accompanying Notes are an integral part of the Financial Statements.

AMERICAN JIANYE GREENTECH HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Share	Amount	Capital	Income	Earnings	Total

Balance, December 31, 2010	33,110,148	$33,110	$926,890	$261,489	$9,746,971	$10,968,460

Issuance of common stock for service	50,000	50	13,950	-	-	14,000

Issuance of common stock	600,000	600	89,400	-	-	90,000

Net income for the period ended
September 30, 2011	-	-	-	-	6,436,617	6,436,617

Foreign currency translation adjustments	-	-	-	232,127	-	232,127

Balance, September 30, 2011	33,760,148	$33,760	$1,030,240	$493,616	$16,183,588	$17,741,204

The Accompanying Notes are an integral part of the Financial Statements.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities
Net income	$6,436,617	$5,666,276
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation expense	382	9,677
Changes in assets and liabilities:
Accounts receivable	(8,616,035)	(7,668,693)
Prepayment	(39,763)
Other current assets	(101,944)	(59,061)
Other deposits	-	(13,695)
Accounts payable	4,082,262	1,811,105
Accrued expenses	1,242,243	149,217
Decrease in other current liabilities	-
Income tax payable	(2,469,811)	2,208,123
Net cash provided by (used in)operating activities	533,951	2,102,949

Cash flows from investing activities
Purchases of property, plant and equipment	-	(2,697,687)
Net cash used in investing activities	-	(2,697,687)

Cash flows from financing activities
Advances from/(to) related parties	(387,229)	(2,254,038)
Amounts due from/(to) shareholders	(1,039,438)	2,795,494
Issuance of common stock	104,000	-
Net cash generated from (used in) financing activities	(1,322,667)	541,456

Net increase (decrease) in cash and cash equivalents	(788,716)	(53,282)

Effect of exchange rate changes on cash and cash equivalent	156,604	(2,323)

Cash and cash equivalents
Beginning	655,640	80,366
Ending	$23,528	$24,761

Supplemental disclosure of cash flows
Cash paid during the period for:
Interest paid	-	-
Income tax	$2,268,700	$1,096,983

The Accompanying Notes are an integral part of the Financial Statements.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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
September 30, 2011

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

Below is a table with foreign exchange rates used for translation:

September 30,
2011
Six months end RMB : USD exchange rate	6.4018
Average Nine months RMB : USD exchange rate	6.5060
Average Three months RMB : USD exchange rate	6.4231

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

Accounts Receivable

Accounts receivable are carried at original invoice amount less estimates made for doubtful receivables. Management determines the allowance for doubtful accounts at the end of the period based on a review of the current status of existing receivables, account aging, historical collection experience, subsequent collections, management's evaluation of the effect of existing economic conditions, and other known factors. The provision is provided for the above estimates made for all doubtful receivables. Account balances are charged off against the allowance only when the Company considers it is probable that a receivable will not be recovered. Recoveries of trade receivables previously written off are recorded when received. The allowance of doubtful accounts at September 30, 2011 and December 31, 2010 was $39,755 and $696, respectively.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation.  Depreciation is computed on the straight-line method over the estimated useful lives of the related assets as follows:

Equipment	3 to 5 years

•           Expenditures for major renewals and betterment that extend the useful lives of property and equipment are capitalized.  Expenditures for repairs and maintenance are charged to expense as incurred.  When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and the resulting profit or loss is reflected in the statement of income for the period.

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
SEPTEMBER 30, 2011

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

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Concentrations

•
Customers: The Company distributes ethanol and methanol as alternative fuel for automobile use in China. The Company performs ongoing credit evaluations of its customers’ financial condition and generally, requires no collateral. For the nine months ended September 30, 2011, four customers accounted for 98.53% of the Company’s total revenues. Four customers represented 98.60% of accounts receivable in aggregate at September 30, 2011:

Customer	Sales for the Nine-Month Period Ended September 30, 2011
A	$19,752,671	33.59%
B	$13,665,794	23.24%
C	$12,697,714	21.59%
D	$11,828,098	20.11%
	$57,944,277	98.53%

Accounts Receivable：

Customer	Accounts Receivable at September 30, 2011		Accounts Receivable at December 31, 2010
A	$3,272,642	36.69%	$119,053	76.99%
B	$2,010,372	22.54%	$26,275	16.99%
C	$1,563,217	17.52%	$-	-
D	$1,949,452	21.85%	$-	-
	$8,795,683	98.60%	$145,328	93.98%

Suppliers: For the nine months ended September 30, 2011, five suppliers accounted for 100.00% of the Company’s total purchase. Management believes other vendors could supply similar products, but their terms may not be as favorable as currently being offered by this vendor.

Accounts Payable：

Supplier	Accounts Payable at September 30, 2011		Accounts Payable at December 31, 2010
A	$12,810,288	81.42%	$10,341,098	91.91%
B	-	-	792,457	7.04%
C	1,955,734	12.43%	75,184	0.67%
D	21,869	0.14%	42,501	0.38%
E	506,108	3.22%	-	-
F	439,876	2.79%	-	-
	$15,733,875	100.00%	$11,251,240	100.00%

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Recent accounting pronouncements

In April 2011, the FASB issued ASU 2011-02, Receivable (Topic 310) “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, which clarifies when creditors should classify loan modifications as troubled debt restructurings. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the year. The guidance on measuring the impairment of a receivable restructured in a troubled debt restructuring is effective on a prospective basis. A provision in ASU 2011-02 alsosupersedes the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU 2010-20. The adoption of ASU 2011-02 is not expected to have a material impact on the Company’s financial condition or results of operations.

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

In September 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of following:

	September 30, 2011	December 31, 2010

Equipment	$1,632	$1,585
	1,632	1,585
Less: Accumulated depreciation	(720)	(323)
	912	1,262
Construction in progress	4,951,778	4,855,774
	$4,952,690	$4,857,036

Depreciation expense was approximately $382 and $4,784 for the nine months ended September 30, 2011 and 2010.

NOTE 3 – PREPAID CONSTRUCTION COSTS

Prepaid construction costs are paid for the construction of plants in the production bases in Tieling City in Liaoning Province of the PRC.

NOTE 4 – DEPOSITS FOR ACQUISITION OF A LAND USE RIGHT

Deposits are paid for acquisition of the land use right of the production bases in Tieling City in Liaoning Province of the PRC.

The total acquisition costs of the land use right is amounting to $9,419,226 (RMB 60,300,000). The unpaid balance, amounting to $7,700,959 (RMB 49,300,000) will be paid on or before January 25, 2012.

NOTE 5 – NOTES RECEIVABLE FOR STOCK SUBSCRIPTION

The Notes receivable are the proceeds of the stock issued but the subscribers have not paid before the year ended December 31, 2010.

NOTE 6 – DUE FROM/TO A SHAREHOLDER

The amount due from a shareholder is receivable from Mr. Haipeng Wang, the Chairman of the Group. This amount is unsecured, interest-free and repayable on demand.

The amount due to a shareholders is payable to Mr. Haipeng Wang, the Chairman of the Group. This amount is unsecured, interest-free and repayable on demand.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 7 – DUE FROM RELATED COMPANIES

Names of related companies:	Note:	September 30, 2011	December 31, 2010

Heilongjiang Jianye Real Estates Co., Ltd	(i)	$362,850	$-

Heilongjiang Jianye Building Mgt Co., Ltd	(ii)	28,336	-
		$391,186	$-

These advance bear no interest and are payable on demand.

(i)	Heilongjiang Jianye Real Estates Co., Ltd

Harbin Dayang Trading Co., Ltd, another related company of the Group, holds 97.72% interest, and Mr. Haipeng Wang has 1.14% interest, in this company.

(ii)	Heilongjiang Jianye Building Mgt Co., Ltd

Mr. Jianye Wang holds 25% interest, and Mr. Haipeng Wang, the Chairman of the Group holds 8.33% interest, in this company.

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

The following table sets forth the computation of basic and diluted net income per common share:

Nine months Ended ,September 30,	2011	2010

Net income	$6,436,617	$5,666,276

Weighted-average shares of common stock outstanding
Basic	33,326,876	31,100,770
Dilutive shares:	-	-

Diluted	33,326,876	31,100,770

Basic and dilutive earnings per share	$0.19	$0.18

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 9 - INCOME TAXES

Jianye Greentech Holdings Ltd was incorporated in British Virgin Islands and is not subject to any income tax.

Hong Kong Jianye Greentech Holdings Limited was incorporated in Hong Kong and has not yet realized income as of September 30, 2011 and no provision for income taxes has been made.

Heilongjian New Jianye New Clean Fuel Marketing Ltd. was incorporated in the People’s Republic of China and is subject to PRC Enterprise Income Tax on net income at a rate of 25%.

Deferred tax assets and liabilities are measured based on the difference between the financial statement and tax bases of assets and liabilities at the applicable tax rates. There were no significant components of the deferred tax for the period ended September 30, 2011 and 2010.

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

NOTE 11 - CAPITALIZATION

The common stock was $33,110 with paid-in capital $926,890 as of December 31, 2010.

Subscription agreements were entered in 2010 for issuance of 1,000,000 shares at a price of $0.15 per share. The proceeds of $90,000 for the issuance of 600,000 shares are settled in 2011. The issuance of these 600,000 shares was reported as reduction in stockholders’ equity as the proceeds have not been received in the financial statements as of December 31, 2010.

50,000 shares were issued in the third quarter of 2011 for the engagement of a placement agent. The market price was valued at $0.28 per share on the issue date of these shares.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 12- RELATED PARTY TRANSACTIONS

Transactions with Harbin Dayang Trading Co., Ltd

Mr. Haipeng Wang, the Chairman of the Group, holds 15% interest, and his father, Mr. Jianye Wang holds 70% interest in this company.

As of September 30, 2011, no advance received from or paid to this related company.

Transactions with Heilongjiang Jianye Real Estates Co., Ltd

Harbin Dayang Trading Co., Ltd, another related company of the Group, holds 97.72% interest, and Mr. Haipeng Wang has 1.14% interest, in this company.

As of September 30, 2011, we had a balance of advance paid to this related company totaling $362,850.

Transactions with Heilongjiang Jianye Fuel Co., Ltd

Mr. Haipeng Wang, Mr. Haipeng Wang; and Heilongjiang Jianye Real Estates Co., Ltd, another related company of the Group, are the majority shareholders of Heilongjiang Jianye Fuel Co., Ltd, hold in total of 97.83% interests.

As of September 30, 2011, we had a balance of an advance received from this related company totaling $1,301. This advance bears no interest and is payable on demand.

Transactions with Zhaodong City Jianye Fuel Co., Ltd

China Jianye Fuel, Inc., of which the majority shareholder is Mr. Jianye Wang, holds 100% interests in this company.

As of September 30, 2011, we had a balance of advance received from this related company totaling $179,694.

For the nine months ended September 30, 2011, no inventories had been purchased from this related company.

Transactions with Heilongjiang Jianye Building Mgt Co., Ltd

Mr. Jianye Wang holds 25% interest, and Mr. Haipeng Wang holds 8.33% interest, in this company.

As of September 30, 2011, we had a balance of advance received from this related company totaling $28,336. This advance bears no interest and is payable on demand.

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

As of September 30, 2011, we had balances of prepaid construction costs to this related company totaling $19,128,977.

Due from a shareholder – At September 30, 2010, the Company had advances from the Company’s Chairman and major shareholder in the amount of $939,772. The advances to this shareholder are non-interest bearing and without fixed terms of repayment.

Note 13 - COMMITMENTs

The Group has entered into an agreement for the acquisition of land use right. The total acquisition costs of the land use right is amounting to $9,419,226 (RMB 60,300,000). The unpaid balance, amounting to $7,700,959 (RMB 49,300,000) will be paid on or before January 25, 2012.

Note 14 - Subsequent Events

In preparing these financial statements, the Company evaluated the events and transactions that occurred from January 1, 2011 through November 18, 2011, the date these financial statements were issued. The Company has made the required additional disclosures in reporting periods in which subsequent events occur.

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

Results of Operations

Jianye Greentech Holdings Ltd (“Jianye BVI”) was incorporated on April 17, 2008 under the laws of British Virgin Islands. Jianye BVI is a holding company that owns 100% of Hong Kong Jianye Greentech Holdings Limited (“Jianye Hong Kong”), a corporation incorporated on May 2, 2008 under the laws of Hong Kong. Jianye BVI and Jianye Hong Kong currently have no operations and operate as investment holding companies. On September 28, 2009, Jianye Hong Kong established Heilongjiang New Jianye New Clean Fuel Marketing Ltd. (“Jianye China”), a wholly owned subsidiary in China, with registered capital of US$50,000. As a result, Jianye BVI owns 100% of the equity of Jianye China through Jianye Hong Kong. Jianye China’s primary business is to distribute ethanol and methanol as alternative fuel for automobile use.

Heilongjian New Jianye Clean Fuel Marketing Ltd. (“Jianye China”) commenced operations in September 2009.  Jianye China’s primary business is to distribute ethanol and methanol as alternative fuel for automobile use.

For the nine months ended September 30, 2011, we derived our revenues of $55,191,711 from the sales of methanol-based and ethanol based fuels to our customers, comparing to $57,340,164 for the nine months ended September 30, 2010.

Our gross profit margin during the nine months ended September 30, 2011 was 16.8%, %, compared to 13.6% for the same period in 2010. This figure represents our regular gross profit margin as a marketing company and distributor. We expect our gross profit margin to be significantly higher once the Company’s own refinery is built and commences fuel production.  The construction of factory and production facilities is expected to be complete by the end of fiscal year of 2011.

Selling, general and administrative expenses for the nine months ended September 30, 2011 were $542,905 or 0.98% of net sales, compared to $203,083 or 0.50% for the last fiscal year. Selling, general and administrative expenses consist primarily of payroll, local taxes, investor relation expenses and professional fees.

Income from operations for the nine months ended September 30, 2011 was $8,705,317, and net income after income taxes for the same period was $6,436,617, compared to $7,580,957and $5,666,276 respectively for the same period in 2010.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the nine months ended September 30, 2011, the effect of converting our financial results to Dollars was to add $$232,127 to our accumulated other comprehensive income.

Liquidity and Capital Resources

Our operations to date have been funded primarily by operations and capital contributions.

Our working capital at September 30, 2011 totaled $11,086,781. Included in our working capital, however, there was $19,128,977 of prepaid construction costs which will be transferred to plant and equipment upon completion of construction of our refinery. We have, therefore, relatively small amount of liquid assets.

Capital Expenditure

Total capital expenditures during the nine months ended September 30, 2011 was $60,000.

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

In September 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2011.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of September 30, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.          We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending September 30, 2011.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of September 30, 2011, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Financial Officer in connection with the review of our financial statements as of September 30, 2011.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company was not a party to any legal proceeding or litigation as of September 30, 2011.

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

101
The following materials from American Jianye Greentech Holdings, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Operations;, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. This Exhibit 101 is deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.

By:	/s/ Haipeng Wang
Name: Haipeng Wang
Title: President
Date: November 21, 2011
(Principal Executive Officer)

By:	/s/ Yulin Yang
Name: Yulin Yang
Title: Chief Financial Officer
Date: November 21, 2011
(Principal Accounting Officer)