Form 10-K/A
period 2010-12-31
AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
filed 2011-12-13
CIK 1394108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

American Jianye Greentech Holdings Ltd. through its wholly-owned subsidiary, Jianye Greentech Holding Ltd. (BVI) and Hong Kong Jianye Greentech Holding Ltd. owns 100% of the registered capital of Heilongjian Jianye New Clean Fuel  Marketing Co. Ltd. (“Heilongjian Jianye New Clean Fuel ”), a corporation organized in 2009 under the laws of The People’s Republic of China.  Heilongjian Jianye New Clean Fuel is engaged in the business of marketing and distributing alcohol-based automobile fuel products in the People’s Republic of China which are manufactured by our affiliate Zhao Dong Jianye Fuel Co., Ltd. (“Zhao Dong”).  Zhao Dong is wholly owned by Mr. Jianye Wang, the father of Haipeng Wang, the Company’s Chairman, President and Chief Executive and Financial Officer.

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

Management's Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified some material weaknesses in our internal control over financial reporting.

We lack sufficient personnel with the appropriate level of knowledge, experience and training in the application of accounting operations of our company. This weakness causes us to not fully identify and resolve accounting and disclosure issues that could lead to a failure to perform timely internal control and reviews.

Management is currently reviewing its staffing and systems in order to remedy the weaknesses identified in this assessment.  However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Transactions with Zhao Dong Jianye Fuel Co., Ltd.

Zhao Dong Jianye Fuel Co., Ltd., is wholly owned by Mr. Jianye Wang, the father of Haipeng Wang, the Company’s Chairman, President and Chief Executive and Financial Officer. For the year ended December 31, 2010, we recorded purchases of $2,175,562 approximately 2.72% of the Company’s inventory is purchased from this related company. For the nine months ended September 31, 2011, no inventories had been purchased from this related company.

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