Form 10-K/A
period 2010-12-31
AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
filed 2011-12-27
CIK 1394108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Management is currently reviewing its staffing and systems in order to remedy the weaknesses identified in this assessment.  However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2010. Additionally, the Registrant’s management has concluded that the Registrant has a material weakness associated with its U.S. GAAP expertise.

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

Dated: December 27, 2011
AMERICAN JIANYE GREENTECH HOLDINGS LTD.

By:	/s/ Haipeng Wang
Haipeng Wang
Chairman, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yulin Yang	Chief Financial Officer, Director	December 27. 2011
Yulin Yang	(Principal Financial Officer)

/s/ Daliang Yang	Chief Executive Officer,	December 27. 2011
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