Form 10-K
period 2011-12-31
AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
filed 2012-04-20
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2011

Commission File Number: 333-144228

AMERICAN JIANYE GREENTECH HOLDINGS LTD.

(Exact name of registrant as specified in its charter)

Nevada	30-0679981
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes[ ]  No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ] No [x]

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

Yes [x]        No [ ]

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting Company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No[x]

As of June 30, 2011, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the OTC Bulletin Board) was approximately $3,791,241.44.

As of April 16, 2012 there were 33,760,148 shares of the Registrant’s common stock issued and outstanding.

i

ii

 Forward-Looking Statements

Statements contained in this Annual Report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements made in this Report generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

·	our heavy reliance on limited number of consumers;
·	Strong competition in our industry;

·	increases in our raw material costs; and
·	an inability to fund our capital requirements.

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

American Jianye Greentech Holdings Ltd. through its wholly-owned subsidiary, Jianye Greentech Holding Ltd. (BVI) and Hong Kong Jianye Greentech Holding Ltd. owns 100% of the registered capital of Heilongjian Jianye New Clean Fuel  Marketing Co. Ltd. (“Heilongjian Jianye New Clean Fuel ”), a corporation organized in 2009 under the laws of The People’s Republic of China.  Heilongjian Jianye New Clean Fuel is engaged in the business of marketing, manufacturing and distributing alcohol-based automobile fuel products in the People’s Republic of China which are manufactured by our affiliate Zhao Dong Jianye Fuel Co., Ltd. (“Zhao Dong”).  Zhao Dong is wholly owned by Mr. Jianye Wang, the father of Haipeng Wang, the Company’s Chairman, President and Chief Executive and Financial Officer.

In the year ended December 31, 2011, we derived our revenue $58,196,961 from the sales generated from the distribution of methanol-based and ethanol based fuels to our customers.

In the fiscal year of 2010, the Company refocused its operations from solely distributing methanol based fuels to the development and manufacture of such fuels. The Company was granted a right for construction on a piece of land over approximately 80,405 square meters in the Tieling Industry Zone, an area of approximately 38.33 square kilometers, with 4,000 square meters dedicated for a vehicle conversion and a restructuring factory and 10,000 square meters for automobile clean fuel and civil use clean fuel blending production facilities.  Upon completion, it is expected that this facility will have the capacity to produce 200,000 tons of blended fuels each year. The Company intends to develop products designed to function as a lower-cost, more environmentally friendly alternative to conventional gasoline-based auto fuel.

The cost of land use right of this piece of land is about Renminbi (“RMB”) 60,303,400 ($9,483,903) of which RMB 11,000,000 ($1,668,740) was paid as a deposit. The construction contract for the factory and production facilities has been tendered and approximately 20% of total construction process was completed as of December 31, 2010. The total construction cost of the factory and production facilities was about Renminbi (“RMB”) 155,339,629 ($24,430,232).

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

The Market for Alcohol-based Fuel

China encourages the use of alcohol fuel as the substitute for gasoline due to the economic and environmental reasons; which provides a strong impetus for the development of alcohol fuel industry in the country. It is estimated that by 2011 the annual production capacity of domestic alcohol-based automobile fuel in China will reach 2 million tons. Meanwhile, worldwide demand for alcohol fuel is also gradually increasing, due to the limited supply and high cost of gasoline, and for environmental reasons. The increased demand has caused an increase in both the price and the profit margin for alcohol-based fuel.

Facilities

The Company is constructing a factory located in the Tieling Industry Zone.  The Tieling Industry Zone is an area of approximately 38.33 square kilometers. American Jianye has been granted a lease over approximately 80,000 square meters, with 4,000 square meters dedicated for a vehicle conversion and a restructuring factory and 10,000 square meters for automobile clean fuel and civil use clean fuel blending production facilities.  This facility will have the capacity to produce 200,000 tons of blended fuels each year, yielding approximately $100 net per ton.

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

Our profitability and financial condition will be significantly affected by the selling price for alcohol-based fuel.  That price, in turn, will depend on the market prices for competitive products, specifically gasoline.  Uncontrolled market forces ultimately drive the price and supply of each of these fuels.  Factors that affect these market prices include the level of consumer product demand, governmental regulations and taxes, the level of foreign imports of oil and natural gas, and the overall economic environment. Significant declines in worldwide prices for oil could have a material adverse effect on our success in introducing methanol-based fuels.

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

Not applicable for smaller reporting companies.

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

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE AND SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Our Common Stock

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Prices (1)
	High	Low
Year Ended December 31, 2011
1st Quarter	$1.20	$0.72
2nd Quarter	$0.92	$0.21
3rd Quarter	$0.48	$0.23
4th Quarter	$0.39	$0.20

Year Ended December 31, 2010
1st Quarter	$1.90	$1.25
2nd Quarter	$1.65	$0.55
3rd Quarter	$1.69	$0.48
4th Quarter	$1.40	$0.71

(1)	The above tables set forth the range of high and low closing prices per share of our common stock as reported by OTC Bulletin Board and the Pink Sheets, as applicable, for the periods indicated.

Approximate Number of Holders of Our Common Stock

On December 31, 2011, there were approximately 21 stockholders of record of our common stock.

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

Recent Sales of Unregistered Securities.

On November 16, 2009, the Registrant authorized the issuance of 3,548,796 shares of common stock in connection with the execution of a Share Exchange Agreement with the equity holders of Jianye Greentech Holdings Ltd. (the “Exchange”).

On May 26, 2010, the Registrant issued 10,000 shares of common stock for financial consulting services.

On October 1, 2010, the Registrant sold 100,000 shares of its common stock at a price of $0.40 per share for gross proceeds of $40,000.

On December 14, 2010, the Registrant sold 1,000,000 shares of its common stock at a price of $0.70 per share for gross proceeds of $700,000, 200,000 shares of common stock at a price of $0.50 per share for gross proceeds of $100,000 and 400,000 shares of common stock at a price of $0.15 per share for gross proceeds of $60,000.

On December 14, 2010, the Company entered into a stock subscription agreement with an investor whereby the Company agreed to sell 600,000 shares of its common stock at $0.15 per share for $90,000. In the third quarter of 2011 the Company received the $90,000 proceeds and issued 600,000 shares of its common stock pursuant to the stock subscription agreement.

Except as noted above, the sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) a nd Rule 506 of Regulation D and Regulation S promulgated thereunder. Each of the above-referenced investors in our stock represented to us in connection with their investment that they were “accredited investors” (as defined by Rule 501 under the Securities Act) and were acquiring the shares for investment and not distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The investors received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Repurchase of Equity Securities.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the fiscal year ending December 31, 2011.

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

Results of Operations

Jianye Greentech Holdings Ltd (“Jianye BVI”) was incorporated on April 17, 2008 under the laws of British Virgin Islands. Jianye BVI is a holding company that owns 100% of Hong Kong Jianye Greentech Holdings Limited (“Jianye Hong Kong”), a corporation incorporated on May 2, 2008 under the laws of Hong Kong. Jianye BVI and Jianye Hong Kong currently have no operations and operate as investment holding companies. On September 28, 2009, Jianye Hong Kong established Heilongjian New Jianye New Clean Fuel Marketing Ltd. (“Jianye China”), a wholly owned subsidiary in China, with registered capital of US$50,000. As a result, Jianye BVI owns 100% of the equity of Jianye China through Jianye Hong Kong. Jianye China’s primary business is the development, manufacture and distributor of ethanol and methanol as alternative fuels for automobile use.

Heilongjian New Jianye Clean Fuel Marketing Ltd. (“Jianye China”) commenced operations in September 2009.  Jianye China’s primary business is to develop, manufacture and distribute ethanol and methanol as alternative fuel for automobile use.

For the year ended December 31, 2011, we derived our revenues of $58,196,961 from the sales of methanol-based and ethanol based fuels to our customers, comparing to $92,834,176 for the year ended December 31, 2010.

Our gross profit margin during the year ended December 31, 2011 was 16.4%, comparing to 13.4% in last year. This figure represents our regular gross profit margin as a marketing company and distributor. We expect our gross profit margin to be significant higher than that after our own refinery is built and produces our own fuels in the future. The construction of factory and production facilities is expected to complete during 2012.

Selling, general and administrative expenses for the year ended December 31, 2011 were $607,177 or 1.0% of net sales, comparing to $583,793 or 0.6% for the last fiscal year. Selling, general and administrative expenses consist primarily of payroll, local taxes, investor relation expenses and professional fees.

Income from operations for the year ended December 31, 2011 was $8,949,894, and net income after income taxes for the same year was $6,707,362, comparing to $11,838,427and $8,803,629, respectively for the last fiscal year.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheets; the translation adjustments are added to a line item on our balance sheets labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the year ended December 31, 2011, the effect of converting our financial results to U.S. Dollars was to add $486,284 to our accumulated other comprehensive income.

Liquidity and Capital Resources

Our operations to date have been funded primarily by operations, advance from our majority stockholder, CEO and Chairman and capital contributions.

At December 31, 2011 and 2010, we had cash and cash equivalents of $18,266 and $655,640, respectively. Our cash at December 31, 2011 was decreased by $637,734 from December 31, 2010.

Our current assets at December 31, 2011 were $4,813,798, compared to $1,410,631 at December 31, 2010.  This increase reflects increases in accounts receivable of $2,794,671, inventory of $1,396,836, advance on purchases of $15,855, prepaid value added taxes of $215,291, prepaid corporate income tax of $14,146, and prepayment and other current assets of $113,742, partially offset by a decrease in stock subscription receivable of $510,000, and cash of $637,374.

Our current liabilities at December 31, 2011 were $20,642,634, compared to $15,677,759 at December 31, 2010.  This increase reflects an increase in advance from related parties of $43,330, advance from stockholder, chairman and CEO of $18,085,925, and, partially offset by decreases in accounts payable of $8,557,566, accounts payable from related parties of $792,457, tax payable of $3,710,572, accrued expenses and other current liabilities of $283,785.

Our accounts receivable, net of allowance for doubtful accounts, increased $2,794,671, mainly due to the timing of shipments to customers in the fourth quarter.

Inventories at December 31, 2011 increased by $1,396,836 from December 31, 2010, which is mainly attributed to the increase in our fourth quarter purchases.

 Accounts payable decreased $8,557,566 at December 31, 2011compared to December 31, 2010, primarily due to payments we made in the December of 2011.

At December 31, 2011, we owed our Chairman, majority stockholder and CEO, an aggregate amount of $18,193,848 for funds have advanced to us from time to time on an as needed basis for working capital purposes.

As of December 31, 2011, we had invested a total of approximately $9.5 million for the acquisition of land use rights.

 Statements of Cash Flows

Our cash decreased $637,734 during 2011, as compared to 2010.  In 2011, we used cash in the amounts of $10.4 million from our operating activities.  We used cash in the amount of $7.8 million in investing activities and obtained cash of $17.4 million from financing activities.  In 2010, we generated cash in the amount of $25.1 million in operating activities and $25 million in investing activities, and we obtained cash in the amount of $0.4 million through financing activities.

Net Cash Provided by (Used in) Operating Activities

In 2011, net cash used in operating activities of $10,396,178 was mainly comprised of cash used in account receivable of $2,787,398, cash used in inventories of $1,396,837, a decrease in account payable of $8,941,309, an increase in prepayments and other current assets of $112,341, a decrease in tax payable of $3,848,449, an increase in advance on purchase of $15,540, increases in prepaid income and value added taxes of $229,437, and a decrease in accrued expenses and other current liabilities of $296,730. These outflows were partially offset by inflows related to an increase in stock subscripted receivable of $510,000.

In 2010, net cash provided by operating activities of $25,132,651 was mainly comprised of inflows related cash provided by collections of accounts receivable of $9,614,814, a decrease in advance on purchase of 458,507, an increase in accounts payable of $2,481,551, an increase in customer deposit of $38,302, an decrease in prepayment and other current assets of $38,698, an increase in tax payable of $3,345,941, and an increase of accrued expenses and other current liability of $340,885.

Cash Used in Investing Activities

In 2011, cash used in investing activities of $7,753,936 was due to payment made towards land use rights.

In 2010, cash used in investing activities of $24,962,156 was due to purchases of property and equipment associated with our Facility construction of $23,445,119, payments made towards deposit of land use right of $1,517,036.

Cash Provided by Financing Activities

In 2011, cash provided in financing activities of $17,387,322 consisted of repayment of advance from related parties of $784,736, advance from majority shareholder, CEO and Chairman of $18,082,058 and proceeds from sale of common shares of $90,000.

In 2010 cash provided in financing activities of $399,297 consisted of repayment of advance from related parties of $95,994, advance from majority shareholder, CEO and Chairman of $105,291 and proceeds from sale of common shares of $390,000.

Capital Expenditure

Total capital expenditures during the year ended December 31, 2011 was $7,753,936.

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

A summary of significant accounting policies is included in Note 2 to the consolidated financial statements included in this Annual Report.  Of these policies, we believe that the following items are the most critical in preparing our financial statements.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The Company follows paragraph 310-10-50-9 of the FASB Accounting Standards Codification to estimate the allowance for doubtful accounts. The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and economic conditions.

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Bad debt expense is included in general and administrative expenses, if any. Pursuant to paragraph 310-10-50-2 of the FASB Accounting Standards Codification account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company has adopted paragraph 310-10-50-6 of the FASB Accounting Standards Codification and determine when receivables are past due or delinquent based on how recently payments have been received.

Inventories

The Company values inventories, consisting of raw materials, packaging material and finished goods, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method for raw materials and packaging materials and the weighted average cost method for finished goods. Cost of finished goods comprises direct labor, direct materials, direct production cost and an allocated portion of production overhead. The Company reduces inventories for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value.  Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new product introductions, (v) product expiration dates, and (vi) component and packaging obsolescence.

The Company evaluates its current level of inventories considering historical sales and other factors and, based on this evaluation, classify inventory markdowns in the income statement as a component of cost of goods sold pursuant to Paragraph 420-10-S99 of the FASB Accounting Standards Codification to adjust inventories to net realizable value. These markdowns are estimates, which could vary significantly from actual requirements if future economic conditions, customer demand or competition differ from expectations. Other significant estimates include the allocation of variable and fixed production overheads. While variable production overheads are allocated to each unit of production on the basis of actual use of production facilities, the allocation of fixed production overhead to the costs of conversion is based on the normal capacity of the Company’s production facilities, and recognizes abnormal idle facility expenses as current period charges. Certain costs, including categories of indirect materials, indirect labor and other indirect manufacturing costs which are included in the overhead pools are estimated. The management of the Company determines its normal capacity based upon the amount of operating hours of the manufacturing machinery and equipment in a reporting period.

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company derives its revenues from sales contracts with customers with revenues being generated upon the shipment of merchandise. Persuasive evidence of an arrangement is demonstrated via sales invoice or contract; product delivery is evidenced by warehouse shipping log as well as a signed acknowledgement of receipt from the customers or a signed bill of lading from the third party trucking company and title transfers upon shipment, based on free on board (“FOB”) warehouse terms; the sales price to the customer is fixed upon acceptance of the signed purchase order or contract and there is no separate sales rebate, discount, or volume incentive. When the Company recognizes revenue, no provisions are made for returns because, historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues.

The Company markets and distributes ethanol and methanol based alternative fuel for automobile use and follows Section 605-45-45 (formerly EITF 99-19) (“ASC Section 605-45-45”) of the FASB Accounting Standards Codification for revenue recognition to report revenue gross as a principal for its sales since the Company (1) acts as principal in the transaction, (2) takes title to the products, (3) has risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and (4) does not act as an agent or broker (including performing services, in substance, as an agent or broker) with compensation on a commission or fee basis on its sales. The management of the Company determined that the Company should report revenue based on the gross amount billed to a customer when considering each of the following eight (8) indicators of gross revenue reporting listed in ASC Paragraph 605-45-45-4 through 605-45-45-14 as specified (1) The entity is the primary obligor in the arrangement — The Company signs a product sales agreement with its customer and represents in writing that the Company is responsible for fulfillment, including the acceptability of the product(s) or service(s) ordered or purchased by the customer; (2) The entity has general inventory risk (before customer order is placed or upon customer return); (3) The entity has latitude in establishing price — The Company has reasonable latitude, within economic constraints, to establish the exchange price with a customer for the product or service; (4) The entity changes the product or performs part of the service — The Company developed a method for blending the raw materials in its manufacturing process, through its proprietary technology, catalysts can be mixed with fuel and alcohols to become a finished product to be sold after pumping and piping; (5) The entity has discretion in supplier selection — The Company has multiple suppliers for the products ordered by a customer and discretion to select the supplier that will provide the product(s) or service(s) ordered by a customer; (6) The entity is involved in the determination of product or service specifications — The Company determines the nature, type, characteristics, or specifications of the product(s) or service(s) ordered by the customer; (7) The entity has physical loss inventory risk of purchased inventories after customer order; and (8) The entity has credit risk — The Company is responsible for collecting the sales price from its customer but must pay the amount owed to its supplier after the supplier performs, regardless of whether the sales price is fully collected.

Net sales of products represent the invoiced value of goods, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on all of the Company’s products at the rate of 17% on the invoiced value of sales. Sales or Output VAT is borne by customers in addition to the invoiced value of sales and Purchase or Input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

Foreign Currency Translation

The Company follows Section 830-10-45 of the FASB Accounting Standards Codification (“Section 830-10-45”) for foreign currency translation to translate the financial statements of the foreign subsidiary from the functional currency, generally the local currency, into U.S. Dollars. Section 830-10-45 sets out the guidance relating to how a reporting entity determines the functional currency of a foreign entity (including of a foreign entity in a highly inflationary economy), re-measures the books of record (if necessary), and characterizes transaction gains and losses. the assets, liabilities, and operations of a foreign entity shall be measured using the functional currency of that entity. An entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment, or local currency, in which an entity primarily generates and expends cash.

The functional currency of each foreign subsidiary is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures, would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered. If a subsidiary’s functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements is included in accumulated other comprehensive income. However, if the functional currency is deemed to be the U.S. Dollar, then any gain or loss associated with the re-measurement of these financial statements from the local currency to the functional currency would be included in the consolidated statements of income and comprehensive income (loss). If the Company disposes of foreign subsidiaries, then any cumulative translation gains or losses would be recorded into the consolidated statements of income and comprehensive income (loss). If the Company determines that there has been a change in the functional currency of a subsidiary to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within the statement of income and comprehensive income (loss).

Based on an assessment of the factors discussed above, the management of the Company determined the relevant subsidiaries’ local currencies to be their respective functional currencies.

The financial records of the Company's Chinese operating subsidiaries are maintained in their local currency, the Renminbi (“RMB”), which is the functional currency. Assets and liabilities are translated from the local currency into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the consolidated financial statements. Foreign currency translation gain (loss) resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated other comprehensive income in the consolidated statement of stockholders’ equity.

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange. The exchange rate adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC. Commencing July 21, 2005, China adopted a managed floating exchange rate regime based on market demand and supply with reference to a basket of currencies. The exchange rate of the US dollar against the RMB was adjusted from approximately RMB 8.28 per U.S. dollar to approximately RMB 8.11 per U.S. dollar on July 21, 2005. Since then, the PBOC administers and regulates the exchange rate of the U.S. dollar against the RMB taking into account demand and supply of RMB, as well as domestic and foreign economic and financial conditions.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

The fair value of option or warrant award is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

[ ]	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. The contractual term of share options or similar instruments is used as expected term of share options or similar instruments for the Company if it is a newly formed corporation.

[ ]	Expected volatility of the entity’s shares and the method used to estimate it. An entity that uses a method that employs different volatilities during the contractual term shall disclose the range of expected volatilities used and the weighted-average expected volatility. A thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

[ ]	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected contractual life of the option and similar instruments.

[ ]	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option and similar instruments.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, nonforfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, nonforfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, nonforfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

Pursuant to paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Most Recent accounting pronouncements

Refer to note 2 in the accompanying consolidated financial statements.

Impact of Most Recent Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

Consolidated Financial Statements

The full text of our audited consolidated financial statements as of December 31, 2011, and 2010 begins on page F-1 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company changes auditors in January 2012 and April of 2012.

1. Dismissal of Albert Wong & Co. and engagement of new independent registered public accounting firm, Li & Company, PC.

(a) Previous Independent Registered Public Accounting Firm

On January 8, 2012, American Jianye Greentech Holdings Ltd. (the “Company”) dismissed its independent registered public accounting firm, Albert Wong & Co. (“Albert Wong”). The reports of Albert Wong on the consolidated financial statements of the Company as of December 31, 2010 and for the year then ended did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change independent registered public accounting firm was approved by the Board of Directors of the Company. During the Company’s most recent year ended December 31, 2010 and any subsequent interim periods through January 8, 2012, (a) there were no disagreements with Albert Wong on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Albert Wong, would have caused it to make reference thereto in its reports on the financial statements for such years and (b) there were no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K other than: At December 31, 2010, the Company reported a material weakness in its internal control over financial reporting related to the Company’s insufficiently qualified accounting and finance personnel with an appropriate level of U.S. GAAP knowledge and experience. Management believes that the lack of experience with U.S. GAAP constitutes a material weakness in its internal control and the Company’s Audit Committee discussed this material weakness with Albert Wong and has authorized Albert Wong to respond fully to inquiries of the successor independent registered public accounting firm concerning this matter. On January 12, 2012 the Company provided Albert Wong with a copy of the Current Report on Form 8-K and had requested that it furnish the Company with a letter addressing to the U.S. Securities & Exchange Commission stating whether it agrees with the above statements. A copy of such letter is attached as Exhibit 16.1 to the Current Report on Form 8-K filed on March 5, 2012.

(b) New Independent Registered Public Accounting Firm

On January 2, 2012, concurrent with the dismissal of Albert Wong, the Company, upon the board of directors’ approval, engaged Li & Company, PC (“Li & Company”) as its new independent registered public accounting firm to audit and review the Company’s financial statements effective immediately. During the two most recent years ended December 31, 2010 and 2009, and any subsequent period through the date hereof prior to the engagement of Li & Company, neither the Company, nor someone on its behalf, has consulted Li & Company regarding:

(i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and either a written report was provided to the Company or oral advice was provided that the new accountant concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

(ii) any matter that was either the subject of a disagreement as defined in paragraph 304(a)(1)(iv) of regulation S-K or a reportable event as described in paragraph 304(a)(1)(v) of Regulation S-K.

2. Dismissal of Li & Company, PC and engagement of new independent registered public accounting firm, Stan Jeong-Ha Lee CPA

(a) Previous Independent Registered Public Accounting Firm

On April 1, 2012, the Company dismissed its independent registered public accounting firm, Li & Company, PC (“Li & Company”). Li & Company did not issue an audit report for the Company for any fiscal year. The decision to change independent registered public accounting firm was approved by the Board of Directors of the Company. On April 1, 2012, the Company provided Li & Company with a copy of the Current Report on Form 8-K and has requested that it furnish the Company with a letter addressing to the U.S. Securities & Exchange Commission stating whether it agrees with the above statements. A copy of such letter is attached as Exhibit 16.1 to the Current Report on Form 8-K filed on April 12, 2012.

On January 12, 2012 the Company provided Albert Wong with a copy of the Current Report and had requested that it furnish the Company with a letter addressing to the U.S. Securities & Exchange Commission stating whether it agrees with the above statements. A copy of such letter is attached as Exhibit 16.1 to the Current Report on Form 8-K filed on March 5, 2012.

(b) New Independent Registered Public Accounting Firm

On April 1, 2012, concurrent with the dismissal of Li & Company, the Company, upon the board of directors’ approval, engaged Stan Jeong-Ha Lee CPA (“Stan Lee, CPA”) as its new independent registered public accounting firm to audit and review the Company’s financial statements effective immediately. During the two most recent years ended December 31, 2010 and 2009, and any subsequent period through the date hereof prior to the engagement of Stan Lee CPA, neither the Company, nor someone on its behalf, has consulted Stan Lee, CPA regarding:

(i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and either a written report was provided to the Company or oral advice was provided that the new accountant concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

(ii) any matter that was either the subject of a disagreement as defined in paragraph 304(a)(1)(iv) of regulation S-K or a reportable event as described in paragraph 304(a)(1)(v) of Regulation S-K.

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

During the course of internal evaluation, following control weaknesses are noted for the fiscal year ended December 31, 2011 that required correction:

•         no independent director exists in the Board of Directors, and the directors have a little understanding about U.S. GAAP and Sarbanes-Oxley Act 404 requirements in 2011. The Company plans to have corrected this deficiency in 2012.

Based upon their evaluation as of the end of the period covered by this annual report, the Company's chief executive officer and chief financial officer concluded that, due to the significant deficiencies in internal control over financial reporting described below, the Company's disclosure controls and procedures are not effective as of December 31, 2011.

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

Management is currently reviewing its staffing and systems in order to remedy the weaknesses identified in this assessment.  However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2011. Additionally, the Registrant’s management has concluded that the Registrant has a material weakness associated with its U.S. GAAP expertise.

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

None.

American Jianye Greentech Holdings, Ltd. and Subsidiaries

December 31, 2011 and 2010

Stan J.H. Lee, CPA

2160 North Central Rd. Suite 209 *Fort Lee * NJ 07024-7547

P.O. Box 436402 * San Diego * CA 92143-6402

619-623-7799 * Fax 619-564-3408* E-mail) stan2u@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Jianye Greentech Holdings, Ltd.

Flushing, New York

We have audited the accompanying consolidated balance sheet of American Jianye Greentech Holdings, Ltd. and subsidiaries (collectively “American Jianye” or the “Company”) as of December 31, 2011, and the related consolidated statements of income and comprehensive income (loss), stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The Company’s consolidated financial statements as of December 31, 2010 and for the year then ended were audited by other auditors whose report dated April 27, 2011. The other auditors’  reports have been  furnished  to us, and our  opinion,  insofar as it relates  to  amounts  included  for such prior  periods,  is based  solely on the reports of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

By: /s/ Stan J.H. Lee, CPA

Stan J.H. Lee, CPA

Fort Lee, NJ 07024 US

April 20, 2012

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

Hong Kong, China	Albert Wong & Co.
April 27, 2011	Certified Public Accountants

American Jianye Greentech Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2011	December 31, 2010

ASSETS
CURRENT ASSETS:
Cash	18,266	655,640
Accounts receivable	2,992,910	198,239
Inventories	1,396,836	-
Advance on purchases	24,443	8,588
Prepaid value added taxes	215,291	-
Prepaid corp. income taxes	14,146	-
Stock subscription receivable	-	510,000
Prepayments and other current assets	151,906	38,164

Total Current Assets	4,813,798	1,410,631

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	24,431,875	23,567,172
Accumulated depreciation	(836)	(324)

PROPERTY, PLANT AND EQUIPMENT, net	24,431,039	23,566,848

LAND USE RIGHT
Land use right-deposit	9,483,903	1,668,740
Accumulated amortization	-	-

LAND USE RIGHT, net	9,483,903	1,668,740

Total Assets	$38,728,740	$26,646,219

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,901,217	$10,458,783
Accounts payable - related parties	-	792,457
Advances from related parties	221,385	178,055
Advances from Stockholder, Chairman and CEO	18,193,848	107,923
Taxes payable	47,219	3,757,791
Accrued expenses and other current liabilities	98,965	382,750

Total Current Liabilities	20,462,634	15,677,759

Total Liabilities	20,462,634	15,677,759

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock: $0.001 par value, 394,500,000 shares authorized,
33,760,148 and 32,010,148 fully-paid shares issued and outstanding, respectively	33,760	32,010
0 and 1,100,000 unpaid shares issued and outstanding, respectively	-	1,100
Additional paid-in capital	1,030,240	926,890
Retained earnings	16,454,333	9,746,971
Accumulated other comprehensive income:
Foreign currency translation gain	747,773	261,489

Total Stockholders' Equity	18,266,106	10,968,460

Total Liabilities and Stockholders' Equity	$38,728,740	$26,646,219
See accompanying notes to the consolidated financial statements

American Jianye Greentech Holdings, Ltd. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income

	For the Year	For the Year
	Ended	Ended
	December 31, 2011	December 31, 2010

NET REVENUES	$ 58,196,961	$ 92,834,176

COST OF GOODS SOLD	48,639,890	80,411,956

GROSS PROFIT	9,557,071	12,422,220

OPERATING EXPENSES:
Selling and General and administrative expenses	607,177	583,793

Total operating expenses	607,177	583,793

INCOME BEFORE INCOME TAXES	8,949,894	11,838,427

INCOME TAX PROVISION	2,242,532	3,034,798

NET INCOME	6,707,362	8,803,629

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	486,284	261,271

COMPREHENSIVE INCOME	$ 7,193,646	$ 9,064,900

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:

Net loss per common share - basic and diluted	$0.20	$0.28

Weighted Average Common Shares Outstanding - basic and diluted	33,355,913	31,465,277

See accompanying notes to the consolidated financial statements

American Jianye Greentech Holdings, Ltd. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
For the Year Ended December 31, 2011 and 2010

	Common Stock, $0.001 Par Value				Accumulated Other Comprehensive Income
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Foreign Currency Translation Gain	Total Stockholders' Equity

Balance, December 31, 2009	31,100,770	$31,101	18,899	$943,342	$218	$993,560

Restoration of cancelled common stock	299,378	299	(299)			-

Issuance of common shares for services	10,000	10	9,990			10,000

Issuance of common shares for cash at $0.40 per share
on October 1, 2010	100,000	100	39,900			40,000

Issuance of common shares for cash at $0.70 per share
on December 14, 2010	1,000,000	1,000	699,000			700,000

Issuance of common shares for cash at $0.50 per share
on December 14, 2010	200,000	200	99,800			100,000

Issuance of common shares for cash at $0.15 per share
on December 14, 2010	400,000	400	59,600			60,000

Comprehensive income
Net income				8,803,629		8,803,629
Foreign currency translation gain					261,271	261,271

Total comprehensive income						9,064,900

Balance, December 31, 2010	33,110,148	33,110	926,890	9,746,971	261,489	10,968,460

Issuance of common stock for services	50,000	50	13,950			14,000

Issuance of common shares for cash at $0.15 per share
in the third quarter, 2011	600,000	600	89,400			90,000

Comprehensive income
Net income				6,707,362		6,707,362
Foreign currency translation gain					486,284	486,284

Total comprehensive income						7,193,646

Balance, December 31, 2011	33,760,148	$33,760	$1,030,240	$16,454,333	$747,773	$18,266,106

American Jianye Greentech Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	December 31, 2011	December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 6,707,362	$ 8,803,629
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation expense	501	323
Stock based compensation	14,000	-
Changes in operating assets and liabilities:
Accounts receivable	(2,787,398)	9,614,814
Inventories	(1,396,837)	-
Advance on purchases	(15,540)	458,507
Stock subscription receivables	510,000	-
Prepaid value added taxes	(215,291)	-
Prepaid corp income taxes	(14,146)	-
Prepayments and other current assets	(112,341)	38,698
Accounts payable	(8,941,309)	2,481,551
Customer deposits	-	38,302
Taxes payable	(3,848,449)	3,345,941
Accrued expenses and other current liabilities	(296,730)	340,885

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(10,396,178)	25,132,651

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(23,445,119)
Purchase of land use rights	(7,753,936)	(1,517,036)

NET CASH USED IN INVESTING ACTIVITIES	(7,753,936)	(24,962,156)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayment made to) related parties	(784,736)	(95,994)
Advances from stockholder, Chairman and CEO	18,082,058	105,291
Stock subscription receivable	-	(510,000)
Sales of common shares	90,000	910,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	17,387,322	399,297

EFFECT OF EXCHANGE RATE CHANGES ON CASH	125,418	5,482

NET CHANGE IN CASH	(637,374)	575,274

Cash at beginning of the year	655,640	80,366

Cash at end of the year	$18,266	$655,640

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$ -	$ -
Income tax paid	$ 3,393,654	$ 1,930,513

See accompanying notes to the consolidated financial statements

American Jianye Greentech Holdings, Ltd. and Subsidiaries

December 31, 2011 and 2010

Notes to the Consolidated Financial Statements

Note 1 – Organization and Operations

American Jianye Greentech Holdings, Ltd. (formerly Gateway Certifications, Inc.)

American Jianye Greentech Holdings, Ltd. (the ‘Company” or “American Jianye”) was originally incorporated on August 30, 2006, under the laws of the State of Nevada as Gateway Certifications, Inc.

On November 16, 2009, the Company amended its Articles of Incorporation, and changed its name to American Jianye Greentech Holdings, Ltd. upon acquisition of Jianye Greentech Holdings Limited to better indentify the Company with the business conducted, through its wholly owned subsidiaries in China, the manufacturing and distribution of ethanol and methanol based alternative fuel for automobile use.

Jianye Greentech Holdings Ltd. and Subsidiaries

Jianye Greentech Holdings Ltd.

Jianye Greentech Holdings Ltd (“Jianye BVI”) was incorporated on April 17, 2008 under the laws of the Territory of the British Virgin Islands.

Formation of Hong Kong Jianye Greentech Holdings Ltd.

On May 2, 2008 Jianye BVI formed Hong Kong Jianye Greentech Holdings Limited (“Jianye Hong Kong”) under the laws of under the laws of the Hong Kong Special Administrative Region (“HK SAR”) of the People’s Republic of China (“PRC”).

Jianye BVI and Jianye Hong Kong currently have no operations and operate as investment holding companies.

Formation of Heilongjian New Jianye New Clean Fuel Distribution Ltd.

On September 28, 2009, Jianye Hong Kong formed Heilongjian New Jianye New Clean Fuel Distribution Ltd. (“Heilongjian New Jianye”) with the registered capital of $50,000. Heilongjian New Jianye engages in the manufacturing and distribution of ethanol and methanol based alternative fuel for automobile use.

Acquisition of Jianye Greentech Holdings Ltd. and Subsidiaries Recognized as a Reverse Acquisition

On November 16, 2009, the Company entered into and consummated the Agreement and Plan of Share Exchange (the “Exchange Agreement”) with all of the shareholders (the “Shareholders”) of Jianye Greentech Holdings, Ltd. ("Jianye BVI"). Pursuant to the Exchange Agreement, (i) the Company and Gateway Certifications, LLC (“GCL”), a New York limited liability company formed by the former controlling shareholders of the Company entered into an Asset Divestiture Agreement whereby the Company assigned all of the previous operating assets of the Company to GCL in exchange for the assumption of all of the Company’s liabilities to the members of GCL, who, as the former principal shareholders of the Company controlling 8,343,000 common shares of the Company, agreed to return and cancel their 7,950,000 shares of Common Stock of the Company; the Company (ii) acquired 100% of the issued and outstanding capital of Jianye BVI for 3,548,796 common shares of the Company; (iii) effectuated a 7.89-for-1 (1:7.89) forward stock split (“Forward Stock Split”) post cancellation of 7,950,000 shares by then controlling stockholder of the Company and issuance of 3,548,796 shares of its common stock to Jianye BVI stockholders; and (iv) amended its Articles of Incorporation to: (iv)(a) authorize the creation of a class of 5,500,000 shares of blank check preferred stock; (iv)(b) increased the number of shares of the authorized capital stock to 400,000,000 shares of which 394,500,000 shall be Common Stock, par value $0.001 per share and 5,500,000 shall be preferred stock, par value $0.001 per share; and (iii)(c) changed its name to American Jianye Greentech Holdings Ltd. Total number of common shares issued represents approximately 90.0% of the Company’s outstanding stock immediately post acquisition; Jianye BVI became a wholly owned subsidiary of the Company; and the management team of Jianye BVI were appointed as the Officers and Directors of the Company.

As a result of the ownership interests of the former stockholders of Jianye BVI, for financial statement reporting purposes, the merger between the Company and Jianye BVI has been treated as a reverse acquisition with Jianye BVI deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification. The reverse merger is deemed a capital transaction and the net assets of Jianye BVI (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Jianye BVI which are recorded at historical cost. The equity of the Company is the historical equity of Jianye BVI retroactively restated to reflect the number of shares issued by the Company in the transaction.

Formation of Liaoning Jianye Greentech Fuel Ltd.

On June 23, 2010, Jianye Hong Kong formed Liaoning Jianye Greentech Fuel Ltd. (“Liaoning Jianye”) with the registered capital of $5million. Liaoning Jianye engages in the manufacturing and distribution of ethanol and methanol based alternative fuel for automobile use.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements include all accounts of the Company and its controlled entities as of the reporting period ending date(s) and for the reporting period(s) as follows:

Entity	Jurisdiction or Place of Incorporation	Attributable Interest

Jianye Greentech Holdings Ltd.	The Territory of the British Virgin Islands	100%

Hong Kong Jianye Greentech Holdings Limited	Hong Kong SAR	100%

Heilongjian New Jianye New Clean Fuel Distribution Ltd.	PRC	100%

Liaoning Jianye Greentech Energy Ltd.	PRC	100%

All inter-company balances and transactions have been eliminated.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported earnings.

Use of Estimates and Assumptions

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; allowance for doubtful accounts; inventory valuation and obsolescence; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of property, plant and equipment, and land use rights; interest rate; revenue recognized or recognizable; sales returns and allowances; valued added tax rate, income tax rate and related tax provision, reporting currency of the Company, functional currency of the PRC subsidiaries, and foreign currency exchange rate. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, advance on purchases, prepayments and other current assets, accounts payable, customer deposits, corporate income tax payable, accrued expenses and other current liabilities approximate their fair values because of the short maturity of these instruments.

The Company’s Level 3 financial liabilities consist of the derivative warrant issued in July 2008 for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  The Company valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation specialist, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of advances from significant stockholder and lease arrangement with the significant stockholder due to their related party nature.

Fair Value of Non-Financial Assets or Liabilities Measured on a Recurring Basis

The Company’s non-financial assets include inventories. The Company identifies potentially excess and slow-moving inventories by evaluating turn rates, inventory levels and other factors. Excess quantities are identified through evaluation of inventory aging, review of inventory turns and historical sales experiences. The Company provides lower of cost or market reserves for such identified excess and slow-moving inventories. The Company establishes a reserve for inventory shrinkage, if any, based on the historical results of physical inventory cycle counts.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include property, plant and equipment and land use rights are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. When long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The key assumptions used in management’s estimates of projected cash flow deal largely with forecasts of sales levels, gross margins, and operating costs of the manufacturing facilities. These forecasts are typically based on historical trends and take into account recent developments as well as management’s plans and intentions. Any difficulty in manufacturing or sourcing raw materials on a cost effective basis would significantly impact the projected future cash flows of the Company’s manufacturing facilities and potentially lead to an impairment charge for long-lived assets. Other factors, such as increased competition or a decrease in the desirability of the Company’s products, could lead to lower projected sales levels, which would adversely impact cash flows. A significant change in cash flows in the future could result in an impairment of long lived assets.

The impairment charges, if any, is included in operating expenses in the accompanying consolidated statements of income and comprehensive income (loss).

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The Company follows paragraph 310-10-50-9 of the FASB Accounting Standards Codification to estimate the allowance for doubtful accounts. The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and economic conditions.

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Bad debt expense is included in general and administrative expenses, if any. Pursuant to paragraph 310-10-50-2 of the FASB Accounting Standards Codification account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company has adopted paragraph 310-10-50-6 of the FASB Accounting Standards Codification and determine when receivables are past due or delinquent based on how recently payments have been received.

The Company does not have any off-balance-sheet credit exposure to its customers.

Advance on Purchases

Advance on purchases primarily represent amounts paid to vendors for future delivery of products ranging from three (3) months to nine (9) months, all of which were fully or partially refundable depending upon the terms and conditions of the purchase agreements.

Inventories

The Company values inventories, consisting of raw materials, packaging material and finished goods, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method for raw materials and packaging materials and the weighted average cost method for finished goods. Cost of finished goods comprises direct labor, direct materials, direct production cost and an allocated portion of production overhead. The Company reduces inventories for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value.  Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new product introductions, (v) product expiration dates, and (vi) component and packaging obsolescence.

The Company evaluates its current level of inventories considering historical sales and other factors and, based on this evaluation, classify inventory markdowns in the income statement as a component of cost of goods sold pursuant to Paragraph 420-10-S99 of the FASB Accounting Standards Codification to adjust inventories to net realizable value. These markdowns are estimates, which could vary significantly from actual requirements if future economic conditions, customer demand or competition differ from expectations. Other significant estimates include the allocation of variable and fixed production overheads. While variable production overheads are allocated to each unit of production on the basis of actual use of production facilities, the allocation of fixed production overhead to the costs of conversion is based on the normal capacity of the Company’s production facilities, and recognizes abnormal idle facility expenses as current period charges. Certain costs, including categories of indirect materials, indirect labor and other indirect manufacturing costs which are included in the overhead pools are estimated. The management of the Company determines its normal capacity based upon the amount of operating hours of the manufacturing machinery and equipment in a reporting period.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property, plant and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives ranging from five (5) years to twenty (20) years. Upon sale or retirement of property, plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of income and comprehensive income. Leasehold improvements, if any, are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Construction in progress represents direct costs of construction or the acquisition cost of long-lived assets. Under U.S. GAAP, all costs associated with construction of long-lived assets should be reflected as long-term as part of construction-in-progress. Capitalization of these costs ceases and the construction in progress is transferred to property, plant and equipment when substantially all of the activities necessary to prepare the long-lived assets for their intended use are completed. No depreciation is provided until the construction of the long-lived assets is complete and ready for their intended use.

Land Use Right

Land use right represents the cost to obtain the right to use certain parcel of land in the City of Tieling, Liaoning Province, PRC. Land use right is carried at cost and amortized on a straight-line basis over the life of the right of fifty (50) years. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Customer Deposits

Customer deposits primarily represent amounts received from customers for future delivery of products, all of which were fully or partially refundable depending upon the terms and conditions of the sales agreements.

Leases

Lease agreements are evaluated to determine whether they are capital leases or operating leases in accordance with paragraph 840-10-25-1 of the FASB Accounting Standards Codification (“Paragraph 840-10-25-1”). When substantially all of the risks and benefits of property ownership have been transferred to the Company, as determined by the test criteria in Paragraph 840-10-25-1, the lease then qualifies as a capital lease. Capital lease assets are depreciated on a straight line method, over the capital lease assets estimated useful lives consistent with the Company’s normal depreciation policy for tangible fixed assets. Interest charges are expensed over the period of the lease in relation to the carrying value of the capital lease obligation.

Rent expense for operating leases, which may include free rent or fixed escalation amounts in addition to minimum lease payments, is recognized on a straight-line basis over the duration of each lease term.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; ; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. ammounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company derives its revenues from sales contracts with customers with revenues being generated upon the shipment of merchandise. Persuasive evidence of an arrangement is demonstrated via sales invoice or contract; product delivery is evidenced by warehouse shipping log as well as a signed acknowledgement of receipt from the customers or a signed bill of lading from the third party trucking company and title transfers upon shipment, based on free on board (“FOB”) warehouse terms; the sales price to the customer is fixed upon acceptance of the signed purchase order or contract and there is no separate sales rebate, discount, or volume incentive. When the Company recognizes revenue, no provisions are made for returns because, historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues.

The Company markets and distributes ethanol and methanol based alternative fuel for automobile use and follows Section 605-45-45 (formerly EITF 99-19) (“ASC Section 605-45-45”) of the FASB Accounting Standards Codification for revenue recognition to report revenue gross as a principal for its sales since the Company (1) acts as principal in the transaction, (2) takes title to the products,

(3) has risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and (4) does not act as an agent or broker (including performing services, in substance, as an agent or broker) with compensation on a commission or fee basis on its sales. The management of the Company determined that the Company should report revenue based on the gross amount billed to a customer when considering each of the following eight (8) indicators of gross revenue reporting listed in ASC Paragraph 605-45-45-4 through 605-45-45-14 as specified (1) The entity is the primary obligor in the arrangement — The Company signs a product sales agreement with its customer and represents in writing that the Company is responsible for fulfillment, including the acceptability of the product(s) or service(s) ordered or purchased by the customer; (2) The entity has general inventory risk (before customer order is placed or upon customer return); (3) The entity has latitude in establishing price — The Company has reasonable latitude, within economic constraints, to establish the exchange price with a customer for the product or service; (4) The entity changes the product or performs part of the service — The Company developed a method for blending the raw materials in its manufacturing process, through its proprietary technology, catalysts can be mixed with fuel and alcohols to become a finished product to be sold after pumping and piping; (5) The entity has discretion in supplier selection — The Company has multiple suppliers for the products ordered by a customer and discretion to select the supplier that will provide the product(s) or service(s) ordered by a customer; (6) The entity is involved in the determination of product or service specifications — The Company determines the nature, type, characteristics, or specifications of the product(s) or service(s) ordered by the customer; (7) The entity has physical loss inventory risk of purchased inventories after customer order; and (8) The entity has credit risk — The Company is responsible for collecting the sales price from its customer but must pay the amount owed to its supplier after the supplier performs, regardless of whether the sales price is fully collected.

Net sales of products represent the invoiced value of goods, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on all of the Company’s products at the rate of 17% on the invoiced value of sales. Sales or Output VAT is borne by customers in addition to the invoiced value of sales and Purchase or Input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with paragraph 605-45-45-19 of the FASB Accounting Standards Codification. While amounts charged to customers for shipping products are included in revenues, the related costs are classified in cost of goods sold as incurred.

Foreign Currency Transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification (“Section 830-20-35”) for foreign currency transactions. Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than U.S. Dollar, the Company’s reporting currency or Chinese Yuan or Reminbi, the Company’s Chinese operating subsidiaries' functional currency. Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments. Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in section 830-10-20 of the FASB Accounting Standards Codification; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

The fair value of option or warrant award is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. The contractual term of share options or similar instruments is used as expected term of share options or similar instruments for the Company if it is a newly formed corporation.

•	Expected volatility of the entity’s shares and the method used to estimate it. An entity that uses a method that employs different volatilities during the contractual term shall disclose the range of expected volatilities used and the weighted-average expected volatility. A thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected contractual life of the option and similar instruments.

•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option and similar instruments.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, nonforfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, nonforfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, nonforfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

Pursuant to paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty (50) percent likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2011 or 2010.

Foreign Currency Translation

The Company follows Section 830-10-45 of the FASB Accounting Standards Codification (“Section 830-10-45”) for foreign currency translation to translate the financial statements of the foreign subsidiary from the functional currency, generally the local currency, into U.S. Dollars. Section 830-10-45 sets out the guidance relating to how a reporting entity determines the functional currency of a foreign entity (including of a foreign entity in a highly inflationary economy), re-measures the books of record (if necessary), and characterizes transaction gains and losses. Pursuant to Section 830-10-45, the assets, liabilities, and operations of a foreign entity shall be measured using the functional currency of that entity. An entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment, or local currency, in which an entity primarily generates and expends cash.

The functional currency of each foreign subsidiary is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures, would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered. If a subsidiary’s functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements is included in accumulated other comprehensive income. However, if the functional currency is deemed to be the U.S. Dollar, then any gain or loss associated with the re-measurement of these financial statements from the local currency to the functional currency would be included in the consolidated statements of income and comprehensive income (loss). If the Company disposes of foreign subsidiaries, then any cumulative translation gains or losses would be recorded into the consolidated statements of income and comprehensive income (loss). If the Company determines that there has been a change in the functional currency of a subsidiary to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within the statement of income and comprehensive income (loss).

Based on an assessment of the factors discussed above, the management of the Company determined the relevant subsidiaries’ local currencies to be their respective functional currencies.

The financial records of the Company's Chinese operating subsidiaries are maintained in their local currency, the Renminbi (“RMB”), which is the functional currency. Assets and liabilities are translated from the local currency into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the consolidated financial statements. Foreign currency translation gain (loss) resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated other comprehensive income in the consolidated statement of stockholders’ equity.

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange. The exchange rate adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC. Commencing July 21, 2005, China adopted a managed floating exchange rate regime based on market demand and supply with reference to a basket of currencies. The exchange rate of the US dollar against the RMB was adjusted from approximately RMB 8.28 per U.S. dollar to approximately RMB 8.11 per U.S. dollar on July 21, 2005. Since then, the PBOC administers and regulates the exchange rate of the U.S. dollar against the RMB taking into account demand and supply of RMB, as well as domestic and foreign economic and financial conditions.

Unless otherwise noted, the rate presented below per U.S. $1.00 was the midpoint of the interbank rate as quoted by OANDA Corporation (www.oanda.com) contained in its consolidated financial statements. Management believes that the difference between RMB vs. U.S. dollar exchange rate quoted by the PBOC and RMB vs. U.S. dollar exchange rate reported by OANDA Corporation were immaterial. Translations do not imply that the RMB amounts actually represent, or have been or could be converted into, equivalent amounts in U.S. dollars. Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates for the respective periods:

	December 31, 2011	December 31, 2010

Balance sheet	6.3585	6.5918

Statement of income and comprehensive income (loss)	6.4640	6.7605

Net gains and losses resulting from foreign exchange transactions, if any, are included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Comprehensive Income (Loss)

The Company has applied section 220-10-45 of the FASB Accounting Standards Codification. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income (loss), for the Company, consists of net income (loss), change in unrealized loss of marketable securities and foreign currency translation adjustments and is presented in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) and Stockholders’ Equity.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants.

There were no potentially dilutive shares outstanding at the reporting date for the year ended December 31, 2011 or 2010.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements are issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2011-05

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 “Property, Plant and Equipment: Derecognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Other Recently Issued, but Not Yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Accounts Receivable

Accounts receivable at December 31, 2011and 2010 consisted of the following:

	December 31, 2011	December 31, 2010

Accounts receivable	$2,992,910	$198,239

Allowance for doubtful accounts	(-)	(-)

	$2,992,910	$198,239

Note 4 – Inventories

Inventories at December 31, 2011 and 2010 consisted of the following:

	December 31, 2011	December 31, 2010

Raw materials	$1,396,836	$-

	$1,396,836	$-

Slow-Moving or Obsolescence Markdowns

The Company did not record any inventory obsolescence adjustments for the year ended December 31, 2011 and 2010.

Lower of Cost or Market Adjustments

There was no lower of cost or market adjustments for the year ended December 31, 2011 or 2010.

Note 5 – Property, Plant and Equipment

Property, plant and equipment, stated at cost, less accumulated depreciation at December 31, 2011and 2010 consisted of the following:

	Estimated Useful Life (Years)	December 31, 2011	December 31, 2010

Construction-in-progress (i)(ii)		$24,430,232	$23,304,173

Office equipment	5	1,643	1,585

		24,431,875	3,305,758

Less accumulated depreciation (iii)		(836)	(323)

		$24,431,039	$3,305,435

(i) Construction-in-progress

Liaoning Jianye expended RMB155,339,629 to construct an ethanol and methanol manufacturing facility as of December 31, 2011, which was recorded as construction in progress included in the consolidated balance sheets.

(ii) Capitalized Interest

For the year ended December 31, 2011 and 2010, the Company did not capitalize any interest to fixed assets.

(iii) Depreciation and Amortization Expense

Depreciation and amortization expense for the years ended December 31, 2011 and 2010 was $501 and $323, respectively.

Note 6 – Land Use Right and Land Use Right Deposit

Liaoning Jianye

On September 2, 2010, the Company entered into an agreement with the Chinese government, whereby the Company made a deposit of RMB11,000,000 in aggregate towards the acquisition of the right to use 80,404.50 square meter of land for RMB60,303,400. On April 13, 2011, the Company paid an additional RMB49,303,400 to acquire the land use right and is in the process of obtaining the related certificate of the land use right expiring September 9, 2060. The purchase price and related acquisition costs shall be amortized over the term of the right of approximately fifty (50) years when the land is ready for its intended use.

Land use right, stated at cost, less accumulated amortization at December 31, 2011 and 2010, consisted of the following:

	December 31, 2011	December 31, 2010

Liaoning Jianye

Land use right and land use right deposit	$9,483,903	$1,668,740

Accumulated amortization (i)	(-)	(-)

	$9,483,903	$1,668,740

(i) Amortization Expense

The Company did not record any amortization expense for the year ended December 31, 2011 or 2010.

Note 7 – Related Party Transactions

Related parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Haipeng Wang	Chairman, President and CEO of the Company

Harbin Dayang Trading Co., Ltd. (“Dayang”)	An entity owned by the Chairman (15%) and his farther (70%)

Heilongjiang Jianye Real Estates Co., Ltd.	An entity owned by the Chairman (1.14%) and Dayang (97.72%)

Heilongjiang Jianye Fuel Co., Ltd.	An entity owned by the Chairman and Heilongjiang Jianye Real Estates Co., Ltd. (97.83% in aggregate)

Heilongjiang Jianye Property Management Co., Ltd.	An entity owned and controlled by the Chairman (8.33%) and his farther (25%)

Zhaodong Jianye Fuel Co., Ltd.	An entity owned by the farther of the Chairman (100%)

Advances from Related Parties

From time to time, the Chairman, CEO and significant stockholder of the Company and related parties advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Transactions with Zhao Dong Jianye Fuel Co., Ltd.

Purchases from Zhao Dong Jianye Fuel Co., Ltd.

For the year ended December 31, 2011, Heilongjiang New Jianye did not purchase any fuel. For the year ended December 31, 2010, Heilongjiang New Jianye purchased $2,175,562 of fuel representing approximately 2.7% of the Company’s purchases.

Operating Lease of Property, Plant and Equipment and Facilities with Zhao Dong Jianye Fuel Co., Ltd.

On December 1, 2011, Heilongjiang New Jianye entered into a non-cancellable operating lease for certain property, plant, equipment and facilities expiring one (1) year from date of signing. Heilongjiang New Jianye is required to pay RMB100,000 per month over the term of the lease.

Note 8 – Stockholders’ Equity

Shares Authorized

Upon formation the aggregate number of shares which the Corporation shall have authority to issue is fifty million (50,000,000) shares, all of which are designated as “Common Stock” with a par value of $.001 per share.

On November 16, 2009, the Company amended its Articles of Incorporation to: (a) authorize the creation of a class of 5,500,000 shares of blank check preferred stock; (b) increased the number of shares of the authorized capital stock to 400,000,000 shares of which 394,500,000 shall be Common Stock, par value $0.001 per share and 5,500,000 shall be preferred stock, par value $0.001 per share.

Common Stock

Immediately prior to the consummation of the Exchange Agreement giving retroactive effect of share cancellation in connection with the Exchange Agreement on November 16, 2009, the Company had 3,100,770 common shares issued and outstanding.

The Company issued 28 million shares of its common stock to Jianye BVI stockholders upon consummation of the Exchange Agreement on November 16, 2009.

Issuance of Common Stock

In April, 2010, 299,378 of the cancelled shares were restored and reported as issued and fully paid common stock.

In the second quarter of 2010 the Company issued 10,000 shares for financial consulting services, valued at $1.00 per share or $10,000 on the date of issuance.

On October 1, 2010, the Company sold 100,000 shares of its common stock at $0.40 per share for $40,000 in cash.

On December 14, 2010, the Company sold 1,000,000 shares of its common stock at $0.70 per share for $350,000 in cash and $350,000 in stock subscription receivable, 200,000 shares of common stock at $0.50 per share for $100,000 in stock subscription receivable and 600,000 shares of common stock at $0.15 per share for $60,000 in stock subscription receivable, all of the stock subscription receivables were reported as an asset on the consolidated balance sheet at December 31, 2010 as the proceeds have been received in the first quarter of 2011 prior to the issuance of the financial statements.

In the third quarter of 2011 the Company issued 50,000 shares of its common stock for financial consulting services, valued at $0.28 per share or $14,000 on the date of issuance.

On December 14, 2010, the Company entered into a stock subscription agreement with an investor whereby the Company agreed to sell 600,000 shares of its common stock at $0.15 per share for $90,000. In the third quarter of 2011 the Company received the $90,000 proceeds and issued 600,000 shares of its common stock pursuant to the stock subscription agreement.

Note 9 – Concentrations and Credit Risk

Customers and Credit Concentrations

Customer concentrations for the year ended December 31, 2011and 2010 and credit concentrations at December 31, 2011 and 2010 are as follows:

	Net Sales for the Year Ended		Accounts receivable At
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Customer #113101 Maoming Gang'an	31.9%	59.1%	-%	77.0%

Customer #113102 Jixi Department of Transportation	-%	14.5%	-%	-%

Customer #113113 Chengxiang Lixin	19.2%	12.7%	-%	17.0%

Customer #113116 Harbin Fengyan	22.2%	-%	-%	-%

Customer #113117 Daqing Fengyan	20.8%	-%	-%	-%

Customer #113118 Guangdong Maoqi Guangxi Branch	-3%	-%	28.3%	-%

Customer #113119 Nanning Youyi (Significant Business Party)	-%	-%	71.7%	-%

	94.1%	86.3%	100.0%	94.0%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Vendor Concentrations

Vendor purchase concentrations for the years ended December 31, 2011 and 2010 and accounts payable concentration at December 31, 2011 and 2010 are as follows:

	Net Purchases for the Year Ended		Accounts Payable at
	December 31, 2011	December 31 , 2010	December 31 , 2011	December 31, 2010

Vendor #212102 Maoming Hongchang	50.2%	91.9%	8.2%	91.9%

Vendor #212108 Daqing Oil Field	29.3%	-%	-%	-%

Vendor #212109 Nanning Youyi (Significant Business Party)	-%	-%	90.0%	-%

			%
	79.5%	91.9%	98.2%	91.9%

Significant Business Party

The Company purchases the raw material and sells finished products from a significant business party (“Significant Business Party”). A reduction in sales from or loss of the Significant Business Party would have a material adverse effect on the Company’s results of operations and financial condition.

Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of December 31, 2011, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies for transactions denominated in currencies other than RMB, the functional currency due to the fact the majority of the Company’s purchasing activities are transacted in foreign currencies.

The Company had no foreign currency hedges in place for the year ended December 31, 2011or 2010 to reduce such exposure.

Note 10 - Foreign Operations

Operations

Substantially all of the Company’s operations are carried out and all of its assets are located in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, monetary policies, anti-inflationary measures, currency fluctuation and remittances and methods of taxation, among other things.

Dividends and Reserves

Under the laws of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following: (i) cumulative prior years’ losses, if any; (ii) allocations to the “Statutory Surplus Reserve” of at least 10% of net income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital; (iii) allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company’s “Statutory Common Welfare Fund”, which is established for the purpose of providing employee facilities and other collective benefits to employees in PRC; and (iv) allocations to any discretionary surplus reserve, if approved by stockholders.

As of December 31, 2011, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

Note 11 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

American Jianye Greentech Holdings Ltd. and Subsidiaries

Valuation and Qualifying Accounts

For the Year Ended December 31, 2011 and 2010

	Balance at	Add	Deduct	Add	Balance At
	beginning of	Charge to	bad debt	translation	End of
	period	Income	written off	adjustment	period
For the Year Ended December 31, 2010:

Allowance for doubtful accounts	$-	$-	$-	$-	$-

For the Year Ended December 31, 2011:

Allowance for doubtful accounts	$-	$-	$-	$-	$-

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

Name (1)	Age	Title

Haipeng Wang	35	Chairman, President

Daliang Yang	42	Chief Executive Officer

Yulin Yang	42	Chief Financial Officer, Director

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

The following table reflects all forms of compensation for the years ended December 31, 2011, 2010 and 2009. No other person received salary or bonus in excess of $100,000 for any of these fiscal years.

Name and Principal Position	Year	Salary		Bonus ($)	Stock Award(s) ($)	Option Awards(#)	All Other Compensation ($)		Total ($)
Haipeng Wang,	2011		$—	$—	—	—		$—		$—
Chairman, President	2010		$—	$—	—	—		$—		$—
	2009		$—	$—	—	—		$—		$—

Daliang Yang,	2011		$—	$—	—	—		$—		$—
Chief Executive Officer	2010		$—	$—	—	—		$—		$—
	2009		$—	$—	—	—		$—		$—

Yulin Yang,	2011		$—	$—	—	—		$—		$—
Chief Financial Officer	2010		$—	$—	—	—		$—		$—
	2009		$—	$—	—	—		$—		$—

Lawrence Williams,*	2011		$—	$—	—	—		$—		$—
CEO, President	2010		$—	$—	—	—	$	__	$	__
	2009	$	__	$—	—	—	$	__	$	__

*Resigned November 16, 2009

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2011.

	Option awards				Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Haipeng Wang, Chairman, President	—	—	$—	—	—	—	—	—

Daliang Yang, Chief Executive Officer	—	—	$—	—	—	—	—	—

Yulin Yang, Chief Financial Officer	—	—	$—	—	—	—	—	—

Lawrence Williams, CEO, President *	—	—	$—	—	—	—	—	—

*Resigned November 16, 2009

Remuneration of Directors

None of the members of the Board of Directors receives remuneration for service on the Board.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of outstanding Registrant Common Stock as of December 31, 2011 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of Class (2)
Haipeng Wang	12,220,000	36.29%

Jianye Wang	8,000,000	23.70%

Daliang Yang	-	-%

Yulin Yang	-	-%

All Directors and Executive Officers as a Group (4 persons)	20,220,000	59.99%

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

(2) For each shareholder, the calculation of percentage of beneficial ownership is based upon 33,760,148 shares of Common Stock outstanding as of December 31, 2011, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

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

Transactions with Related Persons

At December 31, 2011, the Company had advances from the Company’s Chairman, CEO and majority shareholder in the amount of $18,193,848.  Those advances are unsecured, non-interest bearing and due on demand

Director Independence

Currently, we have no independent directors on our Board of Directors, and therefore have no formal procedures in effect for reviewing and pre-approving any transactions between us, our directors, officers and other affiliates. We will use our best efforts to insure that all transactions are on terms at least as favorable to the Company as we would negotiate with unrelated third parties.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	2011	2010
Audit fees(1)	$40,000	$23,000
Audit-related fees	$—	$—
Tax fees(2)	$—	$—
All other fees	$—	$—
Total	$40,000	$23,000
(1)	Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by Stan J.H. Lee, CPA for our consolidated financial statements as of and for the year ended December 31, 2011.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 20, 2012

AMERICAN JIANYE GREENTECH HOLDINGS LTD.

By:	/s/ Haipeng Wang
Haipeng Wang
Chairman, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yulin Yang	Chief Financial Officer, Director	April 20, 2012
Yulin Yang	(Principal Financial Officer)

/s/ Daliang Yang	Chief Executive Officer	April 20, 2012
Daliang Yang

/s/ Haipeng Wang	Chairman, President	April 20, 2012
Haipeng Wang	(Principal Executive Officer)

