Form 10-Q
period 2012-03-31
AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
filed 2012-05-23
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

American Jianye Greentech Holdings, LTD.

(Exact name of registrant as specified in Charter)

Nevada	333-144228	30-0679981
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

136-20 38th Ave. Unit 3G

Flushing, NY 11354

(Address of Principal Executive Offices)

 _______________

718-395-8706
(Issuer Telephone number)

_______________

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☑  No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 17, 2012: 33,760,148 shares of common stock.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.

FORM 10-Q

March 31, 2012

INDEX

PART I-- FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Control and Procedures

PART II-- OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES

ITEM 1. Financial Information

American Jianye Greentech Holdings, Ltd. and Subsidiaries

March 31, 2012 and 2011

American Jianye Greentech Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$25,984	$18,266
Accounts receivable	-	2,992,910
Inventories	694,302	1,396,836
Advance on purchases	237,350	24,443
Prepaid value added taxes	89,366	215,291
Prepaid corp. income taxes	3,718	14,146
Prepayments and other current assets	152,846	151,906

Total Current Assets	1,203,566	4,813,798

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	24,586,544	24,431,875
Accumulated depreciation	(972)	(836)

PROPERTY, PLANT AND EQUIPMENT, net	24,585,572	24,431,039

LAND USE RIGHT	9,543,942	9,483,903

Total Assets	$35,333,080	$38,728,740

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$125,776	$1,901,217
Advances from related parties	261,427	221,385
Advances from Stockholder, Chairman and CEO	14,888,888	18,193,848
Taxes payable	86,284	47,219
Accrued expenses and other current liabilities	99,818	98,965

Total Current Liabilities	16,964,711	20,462,634

Total Liabilities	16,964,711	20,462,634

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock: $0.001 par value, 394,500,000 shares authorized,
33,760,148 shares issued and outstanding	33,760	33,760
Additional paid-in capital	1,030,240	1,030,240
Retained earnings	16,455,726	16,454,333
Accumulated other comprehensive income:
Foreign currency translation gain	848,643	747,773

Total Stockholders' Equity	18,368,369	18,266,106

Total Liabilities and Stockholders' Equity	$35,333,080	$38,728,740

See accompanying notes to the consolidated financial statements.
F-2

American Jianye Greentech Holdings, Ltd. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	For the three Months	For the three Months
	Ended	Ended
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)

NET REVENUES	$3,592,697	$18,742,380

COST OF GOODS SOLD	3,535,249	15,818,070

GROSS PROFIT	57,448	2,924,310

OPERATING EXPENSES:
Selling and General and administrative expenses	45,521	134,233

Total operating expenses	45,521	134,233

INCOME BEFORE INCOME TAXES	11,927	2,790,077

INCOME TAX PROVISION	10,534	700,238

NET INCOME (LOSS)	1,393	2,089,839

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	100,870	71,349

COMPREHENSIVE INCOME	$102,263	$2,161,188

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:

# Net loss per common share - basic and diluted	$0.00	$0.07

Weighted Average Common Shares Outstanding - basic and diluted	33,760,148	31,465,277

See accompanying notes to the consolidated financial statements.
F-3

American Jianye Greentech Holdings, Ltd. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
For the Three Months Ended March 31, 2012 and 2011

	Common Stock, $0.001 Par Value				Accumulated Other Comprehensive Income
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Foreign Currency Translation Gain	Total Stockholders' Equity

Balance, December 31, 2010	33,110,148	$33,110	$926,890	$9,746,971	$261,489	$10,968,460

Issuance of common stock for services	50,000	50	13,950			14,000

Issuance of common shares for cash at $0.15 per share
in the third quarter, 2011	600,000	600	89,400			90,000

Comprehensive income
Net income				6,707,362		6,707,362
Foreign currency translation gain					486,284	486,284

Total comprehensive income						7,193,646

Balance, December 31, 2011	33,760,148	33,760	1,030,240	16,454,333	747,773	18,266,106

Comprehensive income
Net income				1,393		1,393
Foreign currency translation gain					100,870	100,870

Total comprehensive income						102,263

Balance, March 31, 2012	33,760,148	$33,760	$1,030,240	$16,455,726	$848,643	$18,368,369

See accompanying notes to the consolidated financial statements.
F-4

American Jianye Greentech Holdings, Ltd. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
For the Three Months Ended March 31, 2012 and 2011

	Common Stock, $0.001 Par Value				Accumulated Other Comprehensive Income
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Foreign Currency Translation Gain	Total Stockholders' Equity

Balance, December 31, 2010	33,110,148	$33,110	$926,890	$9,746,971	$261,489	$10,968,460

Issuance of common stock for services	50,000	50	13,950			14,000

Issuance of common shares for cash at $0.15 per share
in the third quarter, 2011	600,000	600	89,400			90,000

Comprehensive income
Net income				6,707,362		6,707,362
Foreign currency translation gain					486,284	486,284

Total comprehensive income						7,193,646

Balance, December 31, 2011	33,760,148	33,760	1,030,240	16,454,333	747,773	18,266,106

Comprehensive income
Net income				(1,393)		(1,393)
Foreign currency translation gain					(100,870)	(100,870)

Total comprehensive income						102,263

Balance, March 31, 2012	33,760,148	$33,760	$1,030,240	$(16,455,726)	$(848,643)	$18,368,369

See accompanying notes to the consolidated financial statements.
F-4

American Jianye Greentech Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flows

	For the three Months	For the three Months
	Ended	Ended
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,393	$2,089,839
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation expense	131	126
Changes in operating assets and liabilities:
Accounts receivable	3,011,857	(4,065,653)
Inventories	711,377	-
Advance on purchases	18,565	(274)
Prepaid value added taxes	127,287	-
Prepaid corp income taxes	10,518	(2,724,080)
Prepayments and other current assets	140,087	(108,475)
Accounts payable	(2,158,858)	4,469,367
Customer deposits	1,502,518	-
Taxes payable	38,766	-
Accrued expenses and other current liabilities	480	7,745

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,404,121	(331,405)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted Cash	-	(60,000)

NET CASH USED IN INVESTING ACTIVITIES	-	(60,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayment made to) related parties	38,639	(9,718)
Advances from stockholder, Chairman and CEO	(3,425,126)	(686,503)
Subscription receivable	-	510,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	(3,386,487)	(186,221)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	9,916	1,005

NET CHANGE IN CASH	7,718	(576,621)

Cash at beginning of the period	18,266	655,640

Cash at end of period	$25,984	$79,019

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$1,136,080

See accompanying notes to the consolidated financial statements.
F-5

American Jianye Greentech Holdings, Ltd. and Subsidiaries

March 31, 2012 and 2011

Notes to the Consolidated Financial Statements

(Unaudited)

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

F-6

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2011 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on May 20, 2012.

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; allowance for doubtful accounts; inventory valuation and obsolescence; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of property, plant and equipment, and land use rights; interest rate; revenue recognized or recognizable; sales returns and allowances; valued added tax rate; income tax rate and related tax provision, reporting currency of the Company, functional currency of the PRC subsidiaries, and foreign currency exchange rate. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

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

Inventory Valuation

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

Inventory Obsolescence and Markdowns

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; ; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Net sales of products represent the invoiced value of goods, net of consumption tax (“Consumption Tax”) and value added taxes (“VAT”). The Company is subject to (i) Consumption Tax and (ii) VAT which are levied on all of the Company’s products at the rate of 2% and 17%, respectively, on the invoiced value of sales. Sales or Output VAT is borne by customers in addition to the invoiced value of sales and Purchase or Input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with paragraph 605-45-45-19 of the FASB Accounting Standards Codification. While amounts charged to customers for shipping products are included in revenues, the related costs are classified in cost of goods sold as incurred.

Foreign Currency Transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification (“Section 830-20-35”) for foreign currency transactions. Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than U.S. Dollar, the Company’s reporting currency or Chinese Yuan or Renminbi, the Company’s Chinese operating subsidiaries' functional currency. Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments. Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in section 830-10-20 of the FASB Accounting Standards Codification; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

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

The fair value of share options or warrant award is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-50-S99-1, it may be appropriate to use the simplified method, if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected life of the share options and similar instruments.

•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the share options and similar instruments.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended March 31, 2012 or 2011.

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

	March 31, 2012	December 31, 2011	March 31, 2011	December 31, 2010

Balance sheets	6.3185	6.3585	6.5501	6.5918

Statements of income and comprehensive income (loss)	6.3089	6.4640	6.5713

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

There were no potentially dilutive shares outstanding for the interim period ended March 31, 2012 or 2011.

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

Note 3 – Accounts Receivable

Accounts receivable at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011

Accounts receivable	$-	$2,992,910

Allowance for doubtful accounts	(-)	(-)

	$-	$2,992,910

Note 4 – Inventories

Inventories at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011

Raw materials	$694,302	$1,396,836

	$694,302	$1,396,836

Slow-Moving or Obsolescence Markdowns

The Company did not record any inventory obsolescence adjustments for the interim period ended March 31, 2012 or 2011.

Lower of Cost or Market Adjustments

There was no lower of cost or market adjustments for the interim period ended March 31, 2012 or 2011.

Note 5 – Property, Plant and Equipment

Property, plant and equipment, stated at cost, less accumulated depreciation at March 31, 2012 and December 31, 2011 consisted of the following:

	Estimated Useful Life (Years)	March 31, 2012	December 31, 2011

Construction-in-progress (i)(ii)		$24,584,890	$24,430,232

Office equipment	5	1,654	1,643

		24,586,544	24,431,875

Less accumulated depreciation (iii)		(972)	(836)

		$24,585,572	$24,431,039

(i) Construction-in-progress

Liaoning Jianye expended RMB155,339,629 to construct an ethanol and methanol manufacturing facility as of March 31, 2012, which was recorded as construction in progress included in the consolidated balance sheets.

(ii) Capitalized Interest

For the interim period ended March 31, 2012 and 2011, the Company did not capitalize any interest to fixed assets.

(iii) Depreciation and Amortization Expense

Depreciation and amortization expense for the interim period ended March 31, 2012 and 2011 was $131 and $126, respectively.

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

Land use right, stated at cost, less accumulated amortization at December 31, 2011 and 2010, consisted of the following:

	March 31, 2012	December 31, 2011

Liaoning Jianye

Land use right and land use right deposit	$9,543,942	$9,483,903

Accumulated amortization (i)	(-)	(-)

	$9,543,942	$9,483,903

(i) Amortization Expense

The Company did not record any amortization expense for the interim period ended March 31, 2012 or 2011.

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

Transactions with Zhao Dong Jianye Fuel Co., Ltd.

Purchases from Zhao Dong Jianye Fuel Co., Ltd.

For the interim period ended March 31, 2012 or 2011, Heilongjiang New Jianye did not purchase any fuel from Zhao Dong Jianye Fuel Co., Ltd.

Operating Lease of Property, Plant and Equipment and Facilities with Zhao Dong Jianye Fuel Co., Ltd.

On December 1, 2011, Heilongjiang New Jianye entered into a non-cancellable operating lease for certain property, plant, equipment and facilities expiring one (1) year from date of signing. Heilongjiang New Jianye is required to pay RMB100,000 per month over the term of the lease.

Note 8 – Stockholders’ Equity

Shares Authorized

Upon formation the aggregate number of shares which the Corporation shall have authority to issue is fifty million (50,000,000) shares, all of which are designated as “Common Stock” with a par value of $0.001 per share.

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

Note 9 – Concentrations and Credit Risk

Customers and Credit Concentrations

Customer concentrations for the interim period ended March 31, 2012 and 2011 and credit concentrations at March 31, 2012 and December 31, 2011 are as follows:

	Net Sales for the Interim Period Ended		Accounts receivable At
	March 31, 2012	March 31, 2011	March 31, 2012	December 31, 2011

Customer #113101 Maoming Gang'an	-%	31.8%	-%	-%

Customer #113116 Harbin Fengyan	-%	25.3%	-%	-%

Customer #113117 Daqing Fengyan	-%	22.3%	-%	-%

Customer #113118 Guangdong Maoqi Guangxi Branch	91.2%	-%	-%	28.3%

Customer #113119 Nanning Youyi (Significant Business Party)	8.8%	-%	-%	71.7%

	100.0%	79.4%	-%	100.0%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Vendor Concentrations

Vendor purchase concentrations for the interim period ended March 31, 2012 and 2011 and accounts payable concentration at March 31, 2012 and December 31, 2011 are as follows:

	Net Purchase for the Interim Period Ended		Accounts Payable at
	March 31, 2012	March 31, 2011	March 31, 2012	December 31, 2011

Vendor #212101 HaerbinFengyan	-%	-%	27.4%	-%

Vendor #212102 Maoming Hongchang	13.9%	51.5%	60.1%	8.2%

Vendor #212105 Nanning Tuorui	43.5%	-%	-%	-%

Vendor #212108 Daqing Oil Field	-%	36.6%	-%	-%

Vendor #212109 Nanning Youyi (Significant Business Party)	40.8%	-%	-%	90.0%

			%
	98.2%	88.1%	87.5%	98.2%

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

As of March 31, 2012, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies for transactions denominated in currencies other than RMB, the functional currency due to the fact the majority of the Company’s purchasing activities are transacted in foreign currencies.

The Company had no foreign currency hedges in place for the interim period ended March 31, 2012 or 2011 to reduce such exposure.

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

As of March 31, 2012, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

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

For the three months ended March 31, 2012, we derived our revenues of $3,592,697 from the sales of methanol-based and ethanol based fuels to our customers, comparing to $18,742,380 for the three months ended March 31, 2011. The Company experienced major drop in revenues due to the significant slow-down of general economy in 2012 in comparison with 2011.

Our gross profit margin during the three months ended March 31, 2012 was 2%, compared to 16% for the same period in 2011. This figure represents our regular gross profit margin as a marketing company and distributor. The price increase in the raw materials contributed to the increase in cost of goods sold and thus the decrease of the gross margin in 2012 in comparison with that of 2011. We expect our gross profit margin to improve once the Company’s own refinery is built and commences fuel production. The construction of factory and production facilities is expected to be complete by the end of 2012.

Selling, general and administrative expenses for the three months ended March 31, 2012 were $45,521 or 1% of net sales, compared to $134,233 or 1% for the same period of the last fiscal year. Selling, general and administrative expenses consist primarily of payroll, local taxes, investor relation expenses and professional fees.

Due to the factors discussed above, income from operations for the three months ended March 31, 2012 was $11,927, and net income after income taxes for the same period was $1,393, compared to $2,790,077 and $2,089,839 respectively for the same period in 2011.

Liquidity and Capital Resources

Overview

As of March 31, 2012 we had working capital deficiency of $15,761,145, an increase of $112,309 over net working capital deficiency of $15,648,836 at December 31, 2011.

We finances our daily operations mainly by cash flows generated from our business operations and advance from our major shareholders. Major capital expenditures in the year of 2011 were primarily financed by cash flows generated from business operations and advance from our Chairman and CEO. As of March 31, 2012 we had approximately $34,130,486 in capital expenditure that were mainly related to acquisition of land use right and the construction cost of an ethanol and methanol manufacturing facility located in Liaoning Province, P.R China.

Cash

Our cash as of March 31, 2012 was $25,984, an increase of $7,718 from $18,266 as of December 31, 2011.   The increase in the interim period ended March 31, 2012 was primarily attributable to a number of factors, including the following:

  Net cash provided by operating activities

Net cash provided by operating activities was $3,404,121 for the three months ended March 31, 2012, representing an increase of $3,735, 526 from $(331,405) for the comparable period in 2011.  The net income for the three months ended March 31, 2012 in the amount of $1,393 represented a decrease of $3,001,857 from $2,089,839 for the comparable period in 2011.  There are non-cash charges of depreciation in the amount of $131 that increased the net income but did not have the effect of reducing the balance of cash and cash equivalents. The net increase of operating cash flow is also a result of accounts receivable decrease in the amount of $3,011,857, inventory decrease in the amount of $711,377, advance on purchase decrease in the amount of $18,565, prepaid valued added tax and income tax and other prepayments decrease in the amount of $277,892, customer deposit increase in the amount of $1,502,518, tax payable increase in the amount of $38,766 and accrued liabilities increase of $480, net with an accounts payable decrease of $2,158,858.

  Net cash used in investing activities

The Company did not incurred any cash expenditures for investing activities during the three months ended March 31, 2012.

  Net cash used in financing activities

Net cash used in financing activities was $3,386,487 for the three months ended March 31, 2012, as compared to $186,221 for the comparable period in 2011.  During the three months ended March 31, 2012, the company repaid $3,425,126 of advances from Stockholder, Chairman and CEO and received advances from related parties in the amount of $38,639.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Critical Accounting Policies and Estimates

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those estimates.

The most critical accounting policies are listed below:

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

The functional currency of the Company is Chinese Yuan Renminbi (“RMB”). The current exchange rates used by the Company as of March 31, 2012 and December 31, 2011 to translate the Chinese RMB to the U.S. Dollars are 6.3185:1 and 6.3585:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.3089:1, and 6.5804:1 for the three months ended March 31, 2012 and 2011, respectively. Translation adjustments are included in other comprehensive income (loss).

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of March 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending March 31, 2012. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as of March 31, 2012, such internal control over financial reporting was not effective. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets. The aforementioned material weaknesses were identified by our Chief Financial Officer in connection with the review of our financial statements as of March 31, 2012.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company was not a party to any legal proceeding or litigation as of March 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description of Exhibit
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101	The following materials from American Jianye Greentech Holdings, Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2012 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Operations;, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. This Exhibit 101 is deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.

By:	/s/ Haipeng Wang
Name: Haipeng Wang
Title: President
Date: May 22, 2012
(Principal Executive Officer)

By:	/s/ Yulin Yang
Name: Yulin Yang
Title: Chief Financial Officer
Date: May 22, 2012
(Principal Accounting Officer)