Form 10-Q
period 2012-06-30
AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
filed 2012-08-21
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

FORM 10-Q

June 30, 2012

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

SIGNATURES

 ITEM 1. Financial Information

American Jianye Greentech Holdings, Ltd. and Subsidiaries

June 30, 2012 and 2011

American Jianye Greentech Holdings, Ltd. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$28,157	$18,266
Accounts receivable	1,359	2,992,910
Inventories	1,052,157	1,396,836
Advance on purchases	8,207	24,443
Prepaid value added taxes	165,608	215,291
Prepaid corp. income taxes	6,743	14,146
Prepayments and other current assets	153,390	151,906

Total Current Assets	1,415,621	4,813,798

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	24,603,080	24,431,875
Accumulated depreciation	(1,104)	(836)

PROPERTY, PLANT AND EQUIPMENT, net	24,601,976	24,431,039

LAND USE RIGHT
Land use right-deposit	9,550,291	9,483,903

LAND USE RIGHT	9,550,291	9,483,903

Total Assets	$35,567,888	$38,728,740

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$34,548	$1,901,217
Advances from related parties	310,004	221,385
Advances from Stockholder, Chairman and CEO	16,787,197	18,193,848
Taxes payable	8,810	47,219
Accrued expenses and other current liabilities	103,644	98,965

Total Current Liabilities	17,244,203	20,462,634

Total Liabilities	17,244,203	20,462,634

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock: $0.001 par value, 394,500,000 shares authorized,
33,760,148 shares issued and outstanding	33,760	33,760
Additional paid-in capital	1,030,240	1,030,240
Retained earnings	16,429,157	16,454,333
Accumulated other comprehensive income:	-
Foreign currency translation gain	830,528	747,773

Total Stockholders' Equity	18,323,685	18,266,106

Total Liabilities and Stockholders' Equity	$35,567,888	$38,728,740

See accompanying notes to the consolidated financial statements.
F-2

American Jianye Greentech Holdings, Ltd. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2012	June 30, 2011
	(Unaudited)	(Unaudited)

NET REVENUES	$3,590,901	$33,697,342

COST OF GOODS SOLD	3,533,267	28,174,496

GROSS PROFIT	57,634	5,522,846

OPERATING EXPENSES:
Selling and General and administrative expenses	75,312	289,184

Total operating expenses	75,312	289,184

INCOME BEFORE INCOME TAXES	(17,678)	5,233,662

INCOME TAX PROVISION	7,498	1,361,414

NET INCOME (LOSS)	(25,176)	3,872,248

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	82,755	324,729

COMPREHENSIVE INCOME	$57,579	$4,196,977

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:

Net loss per common share - basic and diluted	$(0.00)	$0.12

Weighted Average Common Shares Outstanding - basic and diluted	33,760,148	31,465,277

See accompanying notes to the consolidated financial statements. F-3

American Jianye Greentech Holdings, Ltd. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
For the Six Months Ended Jun.30, 2012 and 2011

	Common Stock, $0.001 Par Value				Accumulated Other Comprehensive Income
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Foreign Currency Translation Gain	Total Stockholders' Equity

Balance, December 31, 2010	33,110,148	$33,110	$926,890	$9,746,971	$261,489	$10,968,460

Issuance of common stock for services	50,000	50	13,950			14,000

Issuance of common shares for cash at $0.15 per share
in the third quarter, 2011	600,000	600	89,400			90,000

Comprehensive income
Net income				6,707,362		6,707,362
Foreign currency translation gain					486,284	486,284

Total comprehensive income						7,193,646

Balance, December 31, 2011	33,760,148	33,760	1,030,240	16,454,333	747,773	18,266,106

Comprehensive income
Net income				(25,176)		(25,176)
Foreign currency translation gain					82,755	82,755

Total comprehensive income						57,579

Balance, June 30, 2012	33,760,148	$33,760	$1,030,240	$16,429,157	$830,528	$18,323,685

See accompanying notes to the consolidated financial statements.
F-4

American Jianye Greentech Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2012	June 30, 2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(25,176)	$3,872,251
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation expense	262	253
Changes in operating assets and liabilities:
Accounts receivable	1,509,983	(4,623,965)
Inventories	354,457	-
Advance on purchases	16,406	(20,800)
Prepaid value added taxes	7,502	-
Prepaid corp income taxes	127,372	-
Prepayments and other current assets	99,734	(102,922)
Accounts payable	(2,020,043)	3,223,590
Customer deposits	1,502,518	-
Taxes payable	(38,200)	(2,844,473)
Accrued expenses and other current liabilities	3,726	1,112,349

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,538,541	616,283

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted Cash	-	-

NET CASH USED IN INVESTING ACTIVITIES	(181)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayment made to) related parties	88,474	(357,772)
Advances from stockholder, Chairman and CEO	(1,539,657)	(751,245)
Subscription receivable	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	(1,451,100)	(1,109,017)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(77,369)	118,308

NET CHANGE IN CASH	9,891	(374,426)

Cash at beginning of the period	18,266	655,640

Cash at end of period	$28,157	$281,214

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$1,848,077

See accompanying notes to the consolidated financial statements.
F-5

American Jianye Greentech Holdings, Ltd. and Subsidiaries

June 30, 2012 and 2011

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended June 30, 2012 or 2011.

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

	June30, 2012	December 31, 2011	June30, 2011	December 31, 2010

Balance sheets	6.3143	6.3585	6.4635	6.5918

Statements of income and comprehensive income (loss)	6.3141	6.4640	6.5399	6.7696

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

There were no potentially dilutive shares outstanding for the interim period ended June 30, 2012 or 2011.

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

Note 3 – Accounts Receivable

Accounts receivable at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011

Accounts receivable	$1359	$2,992,910

Allowance for doubtful accounts	(-)	(-)

	$1359	$2,992,910

Note 4 – Inventories

Inventories at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011

Raw materials	$1,052,157	$1,396,836

	$1,052,157	$1,396,836

Slow-Moving or Obsolescence Markdowns

The Company did not record any inventory obsolescence adjustments for the interim period ended June30, 2012 or 2011.

Lower of Cost or Market Adjustments

There was no lower of cost or market adjustments for the interim period ended June 30, 2012 or 2011.

Note 5 – Property, Plant and Equipment

Property, plant and equipment, stated at cost, less accumulated depreciation at June 30, 2012 and December 31, 2011 consisted of the following:

	Estimated Useful Life (Years)	June 30, 2012	December 31, 2011

Construction-in-progress (i)(ii)		$24,601,243	$24,430,232

Office equipment	5	1,837	1,643

		24,603,080	24,431,875

Less accumulated depreciation (iii)		(1,104)	(836)

		$24,601,976	$24,431,039

(i) Construction-in-progress

Liaoning Jianye expended RMB155,339,629 to construct an ethanol and methanol manufacturing facility as of June 30, 2012, which was recorded as construction in progress included in the consolidated balance sheets.

(ii) Capitalized Interest

For the interim period ended June 30, 2012 and 2011, the Company did not capitalize any interest to fixed assets.

(iii) Depreciation and Amortization Expense

Depreciation and amortization expense for the interim period endedJune, 2012 and 2011 was $131 and $126, respectively.

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

Land use right, stated at cost, less accumulated amortization at December 31, 2011 and 2010, consisted of the following:

	June 30, 2012	December 31, 2011

Liaoning Jianye

Land use right and land use right deposit	$9,550,291	$9,483,903

Accumulated amortization (i)	(-)	(-)

	$9,550,291	$9,483,903

(i) Amortization Expense

The Company did not record any amortization expense for the interim period ended June 30, 2012 or 2011.

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

Transactions with Zhao Dong Jianye Fuel Co., Ltd.

Purchases from Zhao Dong Jianye Fuel Co., Ltd.

For the interim period ended June 30, 2012 or 2011, Heilongjiang New Jianye did not purchase any fuel from Zhao Dong Jianye Fuel Co., Ltd.

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

Common Stock

Immediately prior to the consummation of the Exchange Agreement giving retroactive effect of share cancellation in connection with the Exchange Agreement on November 16, 2009, the Company had 31,100,770 common shares issued and outstanding.

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

On December 14, 2010, the Company sold 1,000,000 shares of its common stock at $0.70 per share for $350,000 in cash and $350,000 in stock subscription receivable, 200,000 shares of common stock at $0.50 per share for $100,000 in stock subscription receivable and 400,000 shares of common stock at $0.15 per share for $60,000 in stock subscription receivable, all of the stock subscription receivables were reported as an asset on the consolidated balance sheet at December 31, 2010 as the proceeds have been received in the first quarter of 2011 prior to the issuance of the financial statements.

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

Note 9 – Concentrations and Credit Risk

Customers and Credit Concentrations

Customer concentrations for the interim period ended June, 2012 and 2011 and credit concentrations at June 30, 2012 and December 31, 2011 are as follows:

	Net Sales for the Interim Period Ended		Accounts receivable At
	June 30, 2012	June 30,2011	June 30, 2012	December 31, 2011

Customer #113103 Suihua welfare center for children	-%	-%	25.6%	-%

Customer #113105 Suihua Yuehao catering Co.	-%	-%	38.5%	-%

Customer #113118 Guangdong Maoqi Guangxi Branch	58.0%	%	-%	28.3%

Customer #113119 Nanning Youyi (Significant Business Party)	42.0%	%	-%	71.7%

Customer #113104 Suihua Municipal Party school	%	%	35.9%	-%

Customer #113117 Daqing Fengyan fine chemical engineering Co.	%	23.6%	%	-%

Customer #113101 Maoming Ganan oil	%	31.3%	%	-%

Customer #113116 Haerbin Fengyan Fuel	%	23.4%	%	-%

Customer #113113 Chengxiang Lixin filling station	%	20.4%	%	-%

Customer #113101 Jiaqi Hotel	%	0.2%	%	-%

Customer #113115 Shenyang Daye Yanhai new energy Co.	%	0.5%	%	-%

Customer #113113 Longcheng Hotel	%	0.2%	%	-%

Customer #113101 Guangyuan Restaurant	%	0.2%	%	-%

Customer #113115 Suihua military region.	%	0.1%	%	-%

Customer #113115Mingdao Restaurant.	%	0.1%	%	-%

	100.0%	100.0%	100.0%	100.0%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition. The significant slow down of net sales due to the company reduced selling in China, also plans to build new factory and sell the products in US.

Vendor Concentrations

Vendor purchase concentrations for the interim period ended June 30, 2012 and 2011 and accounts payable concentration at June 30, 2012 and December 31, 2011 are as follows:

	Net Purchase for the Interim Period Ended		Accounts Payable at
	June 30, 2012	June 30,2011	June 30, 2012	December 31, 2011

Vendor #212101 HaerbinFengyan	-%	5.5%	100.0%	10.5%

Vendor #212102 Maoming Hongchang	8.8%	50.9%	%	7.4%

Vendor #212105 Nanning Tuorui	34.0%	%	-%	-%

Vendor #212108 Daqing Oil Field	-%	36.8%	-%	-%

Vendor #212104 Haerbin Huazhou	0.6%

Vendor #212106 Daqing Zhengyuancheng	1.3%

Vendor #212109 Nanning Youyi (Significant Business Party)	55.3%		-%	82.1%

Vendor #212106 Haerbin Shuangxing trade Co.		0.3%

Vendor #212106Qitaihe Baotailong methanol Co.)%		6.5%	-%	%

	100.0%	100.0%	100.0%	100.0%

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

As of June 30, 2012, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies for transactions denominated in currencies other than RMB, the functional currency due to the fact the majority of the Company’s purchasing activities are transacted in foreign currencies.

The Company had no foreign currency hedges in place for the interim period ended June 30, 2012 or 2011 to reduce such exposure.

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

As of June 30, 2012, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

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

Results of Operations

Jianye Greentech Holdings Ltd (“Jianye BVI”) was incorporated on April 17, 2008 under the laws of British Virgin Islands. Jianye BVI is a holding company that owns 100% of Hong Kong Jianye Greentech Holdings Limited (“Jianye Hong Kong”), a corporation incorporated on May 2, 2008 under the laws of Hong Kong. Jianye BVI and Jianye Hong Kong currently have no operations and operate as investment holding companies. On September 28, 2009, Jianye Hong Kong established Heilongjiang New Jianye New Clean Fuel Ltd. (“Jianye China”), a wholly owned subsidiary in China, with registered capital of US$50,000. As a result, Jianye BVI owns 100% of the equity of Jianye China through Jianye Hong Kong. Jianye China’s primary business is to distribute and manufacture ethanol and methanol as alternative fuel for automobile use.

Heilongjian New Jianye Clean Fuel Ltd. (“Jianye China”) commenced operations in September 2009. Jianye China’s primary business is to distribute and manufacture ethanol and methanol as alternative fuel for automobile use.

For the Six months ended June 30, 2012, we derived our revenues of $3,590,901 from the sales of methanol-based and ethanol based fuels to our customers, comparing to $33,697,342 for the Six months ended June 30, 2011. The Company experienced major drop in revenues due to the company reduced selling in China, also plans to build new factory and sell the products in USA.

Our gross profit margin during the Six months ended June 30, 2012 was 16%, compared to 16% for the same period in 2011. This figure represents our regular gross profit margin as a marketing company and distributor. The price increase in the raw materials contributed to the increase in cost of goods sold and thus the decrease of the gross margin in 2012 in comparison with that of 2011. We expect our gross profit margin to improve once the Company’s own refinery is built and commences fuel production. The construction of factory and production facilities is expected to be complete by the end of 2012.

Selling, general and administrative expenses for the Six months ended June 30, 2012 were $75,312 or 20% of net sales, compared to $289,184 or 1% for the same period of the last fiscal year. Selling, general and administrative expenses consist primarily of payroll, local taxes, investor relation expenses and professional fees.

Due to the factors discussed above, income from operations for the Six months ended June 30, 2012 was $-17,678, and net loss after income taxes for the same period was $25,176, compared to $5,233,662 and $3,872,251 respectively for the same period in 2011.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the Six months ended June 30, 2012, the effect of converting our financial results to Dollars was to add $82,755 to our accumulated other comprehensive income.

Liquidity and Capital Resources

Overview

As of June 30, 2012 we had working capital deficiency of $15,828,582, an increase of $179,746 over net working capital deficiency of $15,648,836 at December 31, 2011.

We finances our daily operations mainly by cash flows generated from our business operations and advance from our major shareholders. Major capital expenditures in the year of 2011 were primarily financed by cash flows generated from business operations and advance from our Chairman and CEO. As of June 30, 2012 we had approximately $34,151,534 in capital expenditure that were mainly related to acquisition of land use right and the construction cost of an ethanol and methanol manufacturing facility located in Liaoning Province, P.R China.

Cash

Our cash as of June 30, 2012 was $28,157, an increase of $9,891 from $18,266 as of December 31, 2011.   The increase in the interim period ended June 30, 2012 was primarily attributable to a number of factors, including the following:

  Net cash provided by operating activities

Net cash provided by operating activities was $1,538,541 for the Six months ended June 30, 2012, representing an increase of $922,258 or 150% from $(616,283) for the comparable period in 2011.  The net loss for the Six months ended June 30, 2012 in the amount of $25,176 represented a decrease of $3,897,424 or 101% from $3,872,248 for the comparable period in 2011.  In addition to net loss, there are non-cash charges of depreciation in the amount of $262 that increased the net income but did not have the effect of reducing the balance of cash and cash equivalents. The net increase of operating cash flow is the also a result of accounts receivable decrease in the amount of $6,133,948, inventory decrease in the amount of $354,457, advance on purchase decrease in the amount of $37,206, prepaid valued added and income tax and other prepayment decrease in the amount of $337,530, customer deposit increase in the amount of $1,502,518, tax payable increase in the amount of $2,806,273 and accrued liabilities decrease of $1,108,623, net with an accounts payable decrease of $5,243,633.

  Net cash used in investing activities

The Company did not incurred any cash expenditures for investing activities during the Six months ended June 30, 2012.

  Net cash provided by financing activities

Net cash used in financing activities was $1,451,100 for the Six months ended June 30, 2012, as compared to $1,109,017 for the comparable period in 2011.  During the Six months ended June 30, 2012, the company paid back $1,539,657 of advances from Stockholder, Chairman and CEO and received advances from related parties in the amount of $88,474.

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

The functional currency of the Company is Chinese Yuan Renminbi (“RMB”).The current exchange rates used by the Company as of June 30, 2012 and December 31, 2011 to translate the Chinese RMB to the U.S. Dollars are 6.3143:1 and 6.3585:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.3041:1, and 6.5399:1 for the six months ended June 30, 2012 and 2011, respectively. Translation adjustments are included in other comprehensive income (loss).

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of June 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending June 30, 2012. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as of June 30, 2012, such internal control over financial reporting was not effective. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets. The aforementioned material weaknesses were identified by our Chief Financial Officer in connection with the review of our financial statements as of June 30, 2012.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company was not a party to any legal proceeding or litigation as of June 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description of Exhibit
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101	The following materials from American Jianye Greentech Holdings, Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Operations;, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. This Exhibit 101 is deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.

By:	/s/ Haipeng Wang
Name: Haipeng Wang
Title: President
Date: June 30, 2012
(Principal Executive Officer)

By:	/s/ Yulin Yang
Name: Yulin Yang
Title: Chief Financial Officer
Date: June 30, 2012
(Principal Accounting Officer)