Form 10-Q
period 2012-09-30
AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
filed 2012-11-13
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

American Jianye Greentech Holdings, Ltd. and Subsidiaries

September 30, 2012 and 2011

American Jianye Greentech Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2012	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$41,479	$18,266
Bank acceptance notes receivable	-	-
Accounts receivable	4,893	2,992,910
Inventories	993,546	1,396,836
Advances to stockholder	-	-
ADVANCES - American Jianye vs. JianYe BVI	-	-
ADVANCES - NewJianYe vs. JianYe Development	-	-
ADVANCES - NewJianYe vs. ZhaoDong Fuel	-	-
ADVANCES - NewJianYe vs. JianYe Property Management Company	-	-
ADVANCES - NewJianYe vs. NewJianYe TieLing Branch	-	-
ADVANCES - NewJianYe vs. HeiLongJiang Jianye Fuel	-	-
ADVANCES - NewJianYe vs. HuanRan New Energy	-	-
ADVANCES - NewJianYe vs. NewJianYe ZhaoDong Branch	-	-
ADVANCES - ZhaoDong Branch vs. ZhaoDong Fuel	-	-
ADVANCES - HK JianYe vs. BVI	-	-
ADVANCES - Wang, JianYe	-	-
ADVANCES - Yu, GuiLing	-	-
ADVANCES - Wang, HaiPeng	-	-
Due from Related Parties	-	-
Due from Shareholders	-	-
Advance on purchases	8,033	24,443
Prepaid value added taxes	151,800	215,291
Prepaid corp. income taxes	4,635	14,146
Stock subscription receivable	-	-
Prepayments and other current assets	155,139	151,906

Total Current Assets	1,359,525	4,813,798

INVESTMENTS
INVESTMENT in Heilongjiang New Jianye	-	-
INVESTMENT in Liaoning Jianye	-	-
INVESTMENT in HK Jianye	-	-

Total investments	-	-

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	15,703,978	24,431,875
Accumulated depreciation	(1,232)	(836)

PROPERTY, PLANT AND EQUIPMENT, net	15,702,746	24,431,039

LAND USE RIGHT
Land use right-deposit	9,531,874	9,483,903
Accumulated amortization	-	-

LAND USE RIGHT	9,531,874	9,483,903

SOFTWARE, net

OTHER ASSETS

Total Assets	$26,594,145	$38,728,740

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable	$-	$-
Banker's acceptance notes payable	-	-
Current maturities of capital lease obligation	-	-
Current maturities of long-term debt	-	-
Accounts payable	$34,480	$1,901,217
Accounts payable - related parties	-	-
Advances from related parties	331,269	221,385
Advances from Stockholder, Chairman and CEO	7,820,231	18,193,848
Customer deposits	-	-
Corporate income tax payable	-	-
Taxes payable	8,793	47,219
Accrued expenses and other current liabilities	103,759	98,965

Total Current Liabilities	8,298,532	20,462,634

CAPITAL LEASE OBLIGATION, net of current maturities	-	-

LONG-TERM DEBT, net of current maturities	-	-

DERIVATIVE LIABILITY	-	-

DEFERRED TAX LIABILITIES	-	-

Total Liabilities	8,298,532	20,462,634

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock: $0.001 par value, 394,500,000 shares authorized,
33,760,148 shares issued and outstanding	33,760	33,760
Additional paid-in capital	1,030,240	1,030,240
Stock subscription receivables	-	-
Deferred compensation	-	-
Statutory surplus reserve and common welfare fund	-	-
Retained earnings	16,395,102	16,454,333
Accumulated other comprehensive income:	-
Change in unrealized loss on marketable securities	-	-
Foreign currency translation gain	836,511	747,773

Total Stockholders' Equity	18,295,613	18,266,106

Total Liabilities and Stockholders' Equity	$26,594,145	$38,728,740

See accompanying notes to the consolidated financial statements.
F-2

American Jianye Greentech Holdings, Ltd. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)

NET REVENUES	$3,678,606	$55,191,711
COST OF GOODS SOLD	3,598,217	45,943,489
GROSS PROFIT	80,389	9,248,222
OPERATING EXPENSES:
Selling and General and administrative expenses	130,024	542,905
Total operating expenses	130,024	542,905
INCOME BEFORE INCOME TAXES	(49,635)	8,705,317
INCOME TAX PROVISION	9,596	2,268,700
NET INCOME (LOSS)	(59,231)	6,436,617
OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	88,738	232,127
COMPREHENSIVE INCOME	$29,507	$6,668,744
NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:
Net loss per common share - basic and diluted	$(0.00)	$0.20
Weighted Average Common Shares Outstanding - basic and diluted	33,760,148	31,465,277
See accompanying notes to the consolidated financial statements.
F-3

American Jianye Greentech Holdings, Ltd. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
For the Nine Months Ended September 30, 2012 and 2011

	Common Stock, $0.001 Par Value				Accumulated Other Comprehensive Income
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Foreign Currency Translation Gain	Total Stockholders' Equity

Balance, December 31, 2010	33,110,148	$33,110	$926,890	$9,746,971	$261,489	$10,968,460
Issuance of common stock for services	50,000	50	13,950			14,000
Issuance of common shares for cash at $0.15 per share
in the third quarter, 2011	600,000	600	89,400			90,000
Comprehensive income
Net income				6,707,362		6,707,362
Foreign currency translation gain					486,284	486,284
Total comprehensive income						7,193,646
Balance, December 31, 2011	33,760,148	33,760	1,030,240	16,454,333	747,773	18,266,106
Comprehensive income
Net income				(59,231)		(59,231)
Foreign currency translation gain					88,738	88,738
Total comprehensive income						29,507
Balance, September 30, 2012	33,760,148	$33,760	$1,030,240	$16,395,102	$836,511	$18,295,613

See accompanying notes to the consolidated financial statements.
F-4

American Jianye Greentech Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(59,231)	$6,436,617
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation expense	392	382
Changes in operating assets and liabilities:
Accounts receivable	1,500,638	(8,616,035)
Inventories	410,357	-
Advance on purchases	16,535	(39,763)
Prepaid value added taxes	64,580	-
Prepaid corp income taxes	9,583	-
Prepayments and other current assets	137,600	(101,944)
Accounts payable	(2,016,418)	4,082,262
Customer deposits	1,502,518	-
Taxes payable	(38,126)	(2,469,811)
Accrued expenses and other current liabilities	3,956	1,242,243

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted Cash	-	-

NET CASH USED IN INVESTING ACTIVITIES	8,851,476	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayment made to) related parties	108,764	(387,229)
Advances from stockholder, Chairman and CEO	(10,469,627)	(1,039,438)
Issuance of common stock	-	104,000
Subscription receivable	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	(10,360,780)	(1,322,667)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	133	156,604
NET CHANGE IN CASH	23,213	(632,112)
Cash at beginning of the period	18,266	655,640
Cash at end of period	$41,479	$23,528
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$18,162	$2,268,700

See accompanying notes to the consolidated financial statements.
F-5

American Jianye Greentech Holdings, Ltd. and Subsidiaries

September 30, 2012 and 2011

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Operations

American Jianye Greentech Holdings, Ltd. (formerly Gateway Certifications, Inc.)

American Jianye Greentech Holdings, Ltd. (the ‘Company” or “American Jianye”) was originally incorporated on August 30, 2006, under the laws of the State of Nevada as Gateway Certifications, Inc.

On November 16, 2009, the Company amended its Articles of Incorporation, and changed its name to American Jianye Greentech Holdings, Ltd. upon acquisition of Jianye Greentech Holdings Limited to better identify the Company with the business conducted, through its wholly owned subsidiaries in China, the manufacturing and distribution of ethanol and methanol based alternative fuel for automobile use.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended September 30, 2012 or 2011.

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

	September30, 2012	December 31, 2011	September30, 2011	December 31, 2010

Balance sheets	6.3265	6.3585	6.3952	6.5918

Statements of income and comprehensive income (loss)	6.3180	6.4640	6.4972	6.7696

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

There were no potentially dilutive shares outstanding for the interim period ended September 30, 2012 or 2011.

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

Note 3 – Accounts Receivable

Accounts receivable at September 30, 2012 and December 31, 2011 consisted of the following:

	September30, 2012	December 31, 2011

Accounts receivable	$4,893	$2,992,910
Allowance for doubtful accounts	(-)	(-)

	$4,893	$2,992,910

Note 4 – Inventories

Inventories at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011

Raw materials	$993,546	$1,396,836

	$993,546	$1,396,836

Slow-Moving or Obsolescence Markdowns

The Company did not record any inventory obsolescence adjustments for the interim period ended September 30, 2012 or 2011.

Lower of Cost or Market Adjustments

There was no lower of cost or market adjustments for the interim period ended September 30, 2012 or 2011.

Note 5 – Property, Plant and Equipment

Property, plant and equipment, stated at cost, less accumulated depreciation at September 30, 2012 and December 31, 2011 consisted of the following:

	Estimated Useful Life (Years)	September 30, 2012	December 31, 2011

Construction-in-progress (i)(ii)		$15,702,146	$24,430,232

Office equipment	5	1,832	1,643

		15,703,978	24,431,875

Less accumulated depreciation (iii)		(1,232)	(836)

		$15,702,746	$24,431,039

(i) Construction-in-progress

Liaoning Jianye expended RMB155,339,629 to construct an ethanol and methanol manufacturing facility as of December 31, 2012, which was recorded as construction in progress included in the consolidated balance sheets. The cost of construction-in-progress was reduced to RMB 99,339,629 as of September 30,2012, due to the construction plan was modified and plan to narrow construction scale in the interim period ended September,2012.

(ii) Capitalized Interest

For the interim period ended September 30, 2012 and 2011, the Company did not capitalize any interest to fixed assets.

(iii) Depreciation and Amortization Expense

Depreciation and amortization expense for the interim period ended September, 2012 and 2011 was $396 and $382, respectively.

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

Land use right, stated at cost, less accumulated amortization at December 31, 2011 and 2010, consisted of the following:

	September 30, 2012	December 31, 2011

Liaoning Jianye

Land use right and land use right deposit	$9,531,874	$9,483,903

Accumulated amortization (i)	(-)	(-)

	$9,531,874	$9,483,903

(i) Amortization Expense

The Company did not record any amortization expense for the interim period ended September 30, 2012 or 2011.

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

Transactions with Zhao Dong Jianye Fuel Co., Ltd.

Purchases from Zhao Dong Jianye Fuel Co., Ltd.

For the interim period ended September 30, 2012 or 2011, Heilongjiang New Jianye did not purchase any fuel from Zhao Dong Jianye Fuel Co., Ltd.

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

Note 9 – Concentrations and Credit Risk

Customers and Credit Concentrations

Customer concentrations for the interim period ended September, 2012 and 2011 and credit concentrations at September 30, 2012 and December 31, 2011 are as follows:

	Net Sales for the Interim Period Ended		Accounts receivable At
Customer	September 30, 2012	September 30,2011	September 30, 2012	December 31, 2011

A	-%	-%	28.2%	-%

B.	%	-%	31.3%	-%

C	58.0%	%	-%	28.3%

D	42.0%	%	-%	71.7%

E	%	%	40.5%	-%

F	%	33.59%	%	-%

G	%	23.24%	%	-%

H	%	21.59%	%	-%

I	%	20.11%	%	-%

	100.0%	98.55%	100.0%	100.0%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition. The significant slow down of net sales due to the company reduced selling in China, also plans to build new factory and sell the products in US.

Vendor Concentrations

Vendor purchase concentrations for the interim period ended September 30, 2012 and 2011 and accounts payable concentration at September 30, 2012 and December 31, 2011 are as follows:

	Net Purchase for the Interim Period Ended		Accounts Payable at
	September 30, 2012	September 30,2011	September 30, 2012	December 31, 2011

A	%	3.22%	100.0%	10.5%

B	8.8%	81.42%	%	7.4%

C	33.9%	%	-%	-%

D	-%	12.43%	-%	-%

E	0.6%

F	1.4%

G (Significant Business Party)	55.1%		-%	82.1%

H		2.79%

I	%	0.14%	-%	%

			%
	100.0%	100.0%	100.0%	100.0%

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

As of September 30, 2012, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies for transactions denominated in currencies other than RMB, the functional currency due to the fact the majority of the Company’s purchasing activities are transacted in foreign currencies.

The Company had no foreign currency hedges in place for the interim period ended September 30, 2012 or 2011 to reduce such exposure.

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

As of September 30, 2012, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

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

For the nine months ended September 30, 2012, we derived our revenues of $3,678,606 from the sales of methanol-based and ethanol based fuels to our customers, comparing to $55,191,711 for the nine months ended September 30, 2011. The Company experienced major drop in revenues due to the company reduced selling in China, also plans to build new factory and sell the products in USA.

Our gross profit margin during the Nine months ended September 30, 2012 was2%, compared to 16% for the same period in 2011. This figure represents our regular gross profit margin as a marketing company and distributor. The price increase in the raw materials contributed to the increase in cost of goods sold and thus the decrease of the gross margin in 2012 in comparison with that of 2011. We expect our gross profit margin to improve once the Company’s own refinery is built and commences fuel production. The construction of factory and production facilities is expected to be complete by the end of 2012.

Selling, general and administrative expenses for the nine months ended September 30, 2012 were $130,024 or 4% of net sales, compared to $542,905 or 1% for the same period of the last fiscal year. Selling, general and administrative expenses consist primarily of bad debt, payroll, local taxes, investor relation expenses and professional fees.

Due to the factors discussed above, income from operations for the nine months ended September 30, 2012 was $-49,635, and net loss after income taxes for the same period was $-59,231, compared to $8,705,317 and $9,492,288 respectively for the same period in 2011.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the nine months ended September 30, 2012, the effect of converting our financial results to Dollars was to add $88,738 to our accumulated other comprehensive income.

Liquidity and Capital Resources

Overview

As of September 30, 2012 we had working capital deficiency of $6,939,007, an increase of $8,709,829 over net working capital deficiency of $15,648,836 at December 31, 2011.

We finances our daily operations mainly by cash flows generated from our business operations and advance from our major shareholders. Major capital expenditures in the year of 2011 were primarily financed by cash flows generated from business operations and advance from our Chairman and CEO. As of September30, 2012 we had approximately $25,234,020 in capital expenditure that were mainly related to acquisition of land use right and the construction cost of an ethanol and methanol manufacturing facility located in Liaoning Province, P.R China.

Cash

Our cash as of September 30, 2012 was $41,479, an increase of $23,212 from $18,266 as of December 31, 2011.   The increase in the interim period ended September 30, 2012 was primarily attributable to a number of factors, including the following:

  Net cash provided by operating activities

Net cash provided by operating activities was $1,532,384 for the nine months ended September 30, 2012, representing an decrease of $998,433 or 187% from $(533,951) for the comparable period in 2011.  The net loss for the nine months ended September 30, 2012 in the amount of $59,231 represented a decrease of $6,495,848 or 99% from $6,436,617 for the comparable period in 2011.  In addition to net loss, there are non-cash charges of depreciation in the amount of $392 that increased the net income but did not have the effect of reducing the balance of cash and cash equivalents. The net increase of operating cash flow is the also a result of accounts receivable decrease in the amount of $10,116,673 inventory increase in the amount of $410,357, advance on purchase decrease in the amount of $56,298, prepaid valued added and income tax and other prepayment increase in the amount of $74,163, customer deposit increase in the amount of $1,502,518, tax payable increase in the amount of $2,431,685 and accrued liabilities decrease of $1,238,287, net with an accounts payable decrease of $6,098,680.

  Net cash used in investing activities

The Company used in investing activities was 8,851,476 during the nine months ended in September 30, 2012,representing an increase of 8,851,476 or 100% from $(0) for the comparable period in 2011.

  Net cash used in financing activities

Net cash used in financing activities was $-10,360,780 for the nine months ended September 30, 2012, as compared to $-1,322,667 for the comparable period in 2011.  During the nine months ended September 30, 2012, the company paid back $10,469,627 of advances from Stockholder, Chairman and CEO and received advances from related parties in the amount of $108,764.

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

The functional currency of the Company is Chinese Yuan Renminbi (“RMB”).The current exchange rates used by the Company as of September 30, 2012 and December 31, 2011 to translate the Chinese RMB to the U.S. Dollars are 6.3265:1 and 6.3585:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.3180:1, and 6.4972:1 for the nine months ended September 30, 2012 and 2011, respectively. Translation adjustments are included in other comprehensive income (loss).

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of September 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending September 30, 2012. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as of September 30, 2012, such internal control over financial reporting was not effective. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets. The aforementioned material weaknesses were identified by our Chief Financial Officer in connection with the review of our financial statements as of September 30, 2012.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company was not a party to any legal proceeding or litigation as of September 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description of Exhibit
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101	The following materials from American Jianye Greentech Holdings, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2012 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Operations;, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. This Exhibit 101 is deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.

By:	/s/ Haipeng Wang
Name: Haipeng Wang
Title: President
Date: September 30, 2012
(Principal Executive Officer)

By:	/s/ Yulin Yang
Name: Yulin Yang
Title: Chief Financial Officer
Date: September 30, 2012
(Principal Accounting Officer)