Form 10-K
period 2012-12-31
AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
filed 2013-09-30
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period ___ to ____

Commission file number: 000-53737

AMERICAN JIANYE GREENTECH HOLDINGS.

(Name of registrant in its charter)

Nevada	30- 0679981
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

136-20 38th Ave. Unit 3G,

Flushing, NY 11354

(Address of principal executive offices)

(718) 395-8706

(Registrant's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF

THE EXCHANGE ACT:

None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF

THE EXCHANGE ACT:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No☑.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes☐ No☑

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☑ No☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☑.

As of December 31, 2012, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the OTC Bulletin Board) was approximately $1,687,627.37.

At September 24, 2013, there were 33,760,148 shares of the registrant's common stock issued and outstanding.

i

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

In the year ended December 31, 2012, we derived our revenue $3,695,598 from the sales generated from the distribution of methanol-based and ethanol based fuels to our customers.

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

The part of construction was completed in Dec.2011, the company planned to build the rest parts of construction but because of shortage of funds, the construction could not proceed. The construction plan was modified and planned to narrow construction scale in the interim period ended September, 2012. The cost of construction-in-progress was reduced to RMB 99,339,629 The management decided to sell the ethanol and methanol blending facility for sale and reclassify the construction to held for sale assets.. The Company experienced major drop in revenues due to the company reduced selling in China also plans to build new factory and sell the products in USA.

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

The Company’s production factory will be located in the Tieling Industry Zone, an area of approximately 38.33 square kilometers. The Company has been granted a lease of over approximately 80,000 square meters, with 4,000 square meters dedicated for a vehicle conversion and a restructuring factory and 10,000 square meters for automobile clean fuel and civil use clean fuel blending production facilities.

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

	Closing Prices (1)
	High	Low
Year Ended December 31, 2012
1st Quarter	$0.48	$0.18
2nd Quarter	$0.48	$0.13
3rd Quarter	$0.28	$0.09
4th Quarter	$0.17	$0.05

Year Ended December 31, 2011
1st Quarter	$1.20	$0.72
2nd Quarter	$0.92	$0.21
3rd Quarter	$0.48	$0.23
4th Quarter	$0.39	$0.20

(1)	The above tables set forth the range of high and low closing prices per share of our common stock as reported by OTC Bulletin Board and the Pink Sheets, as applicable, for the periods indicated.

Approximate Number of Holders of Our Common Stock

On December 31, 2012, there were approximately 21 stockholders of record of our common stock.

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

Recent Sales of Unregistered Securities.

None. There is no sale of unregistered securities during the fiscal year ending Dec 31, 2012.

Repurchase of Equity Securities.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the fiscal year ending December 31, 2012.

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

For the year ended December 31, 2012, we derived our revenues of $3,695,598 from the sales of methanol-based and ethanol based fuels to our customers, comparing to $58,196,961 for the year ended December 31, 2011.

Our gross profit margin during the year ended December 31, 2011 was 2.2%, comparing to 16.4% in last year. This figure represents our regular gross profit margin as a marketing company and distributor. The Company experienced major drop in revenues due to the company reduced selling in China, also plans to build new factory and sell the products in USA.

Selling, general and administrative expenses for the year ended December 31, 2012 were $16,492,141 or 446.0% of net sales, comparing to $607,177 or 1.0% for the last fiscal year. Selling, general and administrative expenses consist of provision for doubtful debts, primarily of payroll, local taxes, investor relation expenses and professional fees.

Income from operations for the year ended December 31, 2012 was -$16,410,028, and net income after income taxes for the same year was -$16,414,844, comparing to $8,949,894 and $6,707,362, respectively for the last fiscal year.

In the fiscal year of 2010, the company planned to expend RMB155,339,629 ($24,430,232) to construct an ethanol and methanol manufacturing facility. The part of construction was completed as of December 31,2011, The original cost of the construction was RMB 99,339,629 ($15,623,123). The original cost of land use right was 6,030,400($9,558,920).In the fiscal year of 2012, the construction plan was modified and narrow construction scale. The company decided to sale and reclassify the property and land use right to assets held for sale as of December 31,2012. The impairments of assets held for sale was RMB 157,448,594 ($24,957,771).The net value of assets held for sale was RMB 86,122,320($13,651,574).

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars results in translation adjustments. While our net income is added to the retained earnings on our balance sheets; the translation adjustments are added to a line item on our balance sheets labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the year ended December 31, 2012, the effect of converting our financial results to U.S. Dollars was to add $878,525 to our accumulated other comprehensive income.

Liquidity and Capital Resources

Our operations to date have been funded primarily by operations, advance from our majority stockholder, CEO and Chairman and capital contributions.

At December 31, 2012 and 2011, we had cash and cash equivalents of $26,760 and $18,266, respectively. Our cash at December 31, 2012 was decreased by $8,494 from December 31, 2011.

Our current assets at December 31, 2012 were $851,688, compared to $4,813,798 at December 31, 2011. This decrease reflects decreases in accounts receivable of $2,992,388, inventory of $737,091, advance on purchases of $24,443, prepaid value added taxes of $63,399, prepaid corporate income tax of $4,706,prepayment and other current assets of $148,577,and partially offset by increases in cash of $8,494.

Our current liabilities at December 31, 2012 were $12,521,741, compared to $20,642,634 at December 31, 2011. This decrease reflects an decrease in accounts payable of $1,901,217, advance from stockholder, chairman and CEO of $6,254,672, tax payable of $38,579, and, partially offset by increases in, advance from related parties of $248,838, accrued expenses and other current liabilities of $4,737 .

Our accounts receivable, net of allowance for doubtful accounts, decreased $2,992,388, mainly due to the company reduced selling in China during the year ended in December 31, 2012.

Inventories at December 31, 2012 decreased by $737,091 from December 31, 2011, which is mainly due to the company reduced the selling in China, the production was declined consequently during the year ended in December 31, 2012.

Accounts payable decreased $1,901,217 at December 31, 2012 compared to December 31, 2011, primarily due to purchases of raw material was falling during the year ended in December 31, 2012..

At December 31, 2012, we owed our Chairman, majority stockholder and CEO, an aggregate amount of $11,939,176 for funds have advanced to us from time to time on an as needed basis for working capital purposes.

Statements of Cash Flows

Our cash increased $8,494 during 2012, as compared to 2011. In 2012, we used cash in the amounts of $14.0 million from our operating activities. We obtained cash in the amount of $8.9 million in investing activities and used cash of $6.2 million from financing activities. In 2011, we generated cash in the amount of $10.4 million in operating activities and $7.75 million in investing activities, and we obtained cash in the amount of $17.4 million through financing activities.

Net Cash Provided by (Used in) Operating Activities

In 2012, net cash used in operating activities of $2,702,694 was mainly comprised of cash obtained in account receivable of $3,016,062, impairment of assets of $11,306,197,cash obtained in inventories of $748,141, a decrease in account payable of $1,916,255, an increase in prepayments and other current assets of $149,778, a decrease in tax payable of $38,432, an increase in advance on purchase of $24,636, increases in prepaid income and value added taxes of $69,920, and an increase in accrued expenses and other current liabilities of $3,730.

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

Cash Used in Investing Activities

In 2012, cash inflow from investing activities of $8,876,590 was due to made towards property and equipment.

In 2011, cash used in investing activities of $7,753,936 was due to payment made towards land use rights.

Cash Provided by Financing Activities

In 2012, cash expenditure in financing activities of $6,157,642 consisted of repayment of advance from majority shareholder, CEO and Chairman of $6,404,812 and capital contribution of $90,000 and cash provided in advance from related parties of $247,086,

In 2011, cash provided in financing activities of $17,387,322 consisted of repayment of advance from related parties of $784,736, advance from majority shareholder, CEO and Chairman of $18,082,058 and proceeds from sale of common shares of $90,000.

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

Consolidated Financial Statements

The full text of our audited consolidated financial statements as of December 31, 2012, and 2011 begins on page F-1 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company changes auditors in March 2013 and September of 2013. Please refer to 8-K dated March ,7 2013 and 8-K dated September 10, 2013.

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

During the course of internal evaluation, following control weaknesses are noted for the fiscal year ended December 31, 2012 that required correction:

• no independent director exists in the Board of Directors, and the directors have a little understanding about U.S. GAAP and Sarbanes-Oxley Act 404 requirements in 2011. The Company plans to have corrected this deficiency in 2012.

Based upon their evaluation as of the end of the period covered by this annual report, the Company's chief executive officer and chief financial officer concluded that, due to the significant deficiencies in internal control over financial reporting described below, the Company's disclosure controls and procedures are not effective as of December 31, 2012.

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

None.

American Jianye Greentech Holdings, Ltd. and Subsidiaries

December 31, 2012 and 2011

Canuswa Accounting & Tax Services Inc.

1050 Larrabee Ave., Suite 104-314, Bellingham, WA 98225

1172 Murphy Ave., Suite 204, San Jose, CA 95131

          U.S.A.

Tel: (415)329-5779     E-mail: zjcpa@canuswa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Inc.

We have audited the accompanying balance sheet of American Jianye Greentech Holdings Ltd. as of December 31, 2012 and 2011 and the related statements of operation, changes in shareholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  American Jianye Greentech Holdings Ltd. as of December 31, 2012  and  2011  and the results of its operation and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Canuswa Accounting & Tax Services Inc.

Bellingham, Washington 98225

Sept. 30, 2013

F-1

Report of Independent Registered Public Accounting Firm

American Jianye Greentech Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$26,760	$18,266
Accounts receivable	522	2,992,910
Inventories	659,745	1,396,836
Advance on purchases	—	24,443
Prepaid value added taxes	151,892	215,291
Prepaid corp. income taxes	9,440	14,146
Prepayments and other current assets	3,329	151,906
Total Current Assets	851,688	4,813,798
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	349,686	24,431,875
Accumulated depreciation	(349,215)	(836)
PROPERTY, PLANT AND EQUIPMENT, net	471	24,431,039
ASSETS HELD FOR SALE
Assets held for sale	24,957,771	—
Impairment allowance	(11,306,197)	—
ASSETS HELD FOR SALE ,net	13,651,574	—
LAND USE RIGHT
Land use right-deposit	—	9,483,903
Accumulated amortization	—	—
LAND USE RIGHT	—	9,483,903
SOFTWARE, net
OTHER ASSETS
Total Assets	$14,503,733	$38,728,740
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$1,901,217
Advances from related parties	470,223	221,385
Advances from Stockholder, Chairman and CEO	11,939,176	18,193,848
Taxes payable	8,640	47,219
Accrued expenses and other current liabilities	103,702	98,965
Total Current Liabilities	12,521,741	20,462,634
Total Liabilities	12,521,741	20,462,634
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock: $0.001 par value, 394,500,000 shares authorized, 33,760,148 shares issued and outstanding	33,760	33,760
Additional paid-in capital	1,030,240	1,030,240
Retained earnings	39,469	16,454,333
Accumulated other comprehensive income:	—
Foreign currency translation gain	878,523	747,773
Total Stockholders' Equity	1,981,992	18,266,106
Total Liabilities and Stockholders' Equity	$14,503,733	$38,728,740

See accompanying notes to the consolidated financial statements.

F-2

American Jianye Greentech Holdings, Ltd. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	For the year Ended December 31, 2012	For the year Ended December 31, 2011
	(Unaudited)	(Unaudited)
NET REVENUES	$3,678,606	$55,191,711
COST OF GOODS SOLD	3,598,217	45,943,489
GROSS PROFIT	80,389	9,248,222
OPERATING EXPENSES:
Selling and General and administrative expenses	130,024	542,905
Total operating expenses	130,024	542,905
INCOME BEFORE INCOME TAXES	(49,635)	8,705,317
INCOME TAX PROVISION	9,596	2,268,700
NET INCOME (LOSS)	(59,231)	6,436,617
OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	88,738	232,127
COMPREHENSIVE INCOME	$29,507	$6,668,744
NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:
Net loss per common share - basic and diluted	$(0.00)	$0.20
Weighted Average Common Shares Outstanding - basic and diluted	33,760,148	31,465,277

See accompanying notes to the consolidated financial statements.

F-3

American Jianye Greentech Holdings, Ltd. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
For the Year Ended December 31, 2012 and 2011

	Common Stock, $0.001 Par Value				Accumulated Other Comprehensive Income
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Foreign Currency Translation Gain	Total Stockholders' Equity

Balance, December 31, 2009	31,100,770	$31,101	18,899	$943,342	$218	$993,560
Restoration of cancelled common stock	299,378	299	(299)			—
Issuance of common shares for services	10,000	10	9,990			10,000
Issuance of common shares for cash at $0.40 per share on October 1, 2010	100,000	100	39,900			40,000
Issuance of common shares for cash at $0.70 per share on December 14, 2010	1,000,000	1,000	699,000			700,000
Issuance of common shares for cash at $0.50 per share on December 14, 2010	200,000	200	99,800			100,000
Issuance of common shares for cash at $0.15 per share on December 14, 2010	400,000	400	59,600			60,000
Comprehensive income
Net income				8,803,629		8,803,629
Foreign currency translation gain					261,271	261,271
Total comprehensive income						9,064,900
Balance, December 31, 2010	33,110,148	33,110	926,890	9,746,971	261,489	10,968,460
Issuance of common stock for services	50,000	50	13,950			14,000
Issuance of common shares for cash at $0.15 per share in the third quarter, 2011	600,000	600	89,400			90,000
Comprehensive income
Net income				6,707,362		6,707,362
Foreign currency translation gain					486,284	486,284
Total comprehensive income						7,193,646
Balance, December 31, 2011	33,760,148	$33,760	$1,030,240	$16,454,333	$747,773	$18,266,106
Comprehensive income
Net income				(16,414,844)		(16,414,844)
Foreign currency translation gain					130,750	130,750
Total comprehensive income						16,284,094
Balance, December 31, 2012	33,760,148	$33,760	$1,030,240	$39,489	878,523	1,982,012

See accompanying notes to the consolidated financial statements.

F-4

American Jianye Greentech Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flows

	For the year	For the year
	Ended	Ended
	December 31, 2012	December 31, 2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(16,414,844)	$6,707,362
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	348,373	501
Impairment of assets	11,306,197
Gain on foreign currency exchange rate change on investment
Stock based compensation	-	14,000
Changes in operating assets and liabilities:
Accounts receivable	3,016,062	(2,787,398)
Inventories	748,141	(1,396,837)
Advance on purchases	24,636	(15,540)
Stock subscription receivables	-	510,000
Prepaid value added taxes	65,101	(215,291)
Prepaid corp income taxes	4,819	(14,146)
Prepayments and other current assets	149,778	(112,341)
Accounts payable	(1,916,255)	(8,941,309)
Taxes payable	(38,432)	(3,848,449)
Accrued expenses and other current liabilities	3,730	(296,730)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	8,876,590	-
Purchase of land use rights	-	(7,753,936)
NET CASH USED IN INVESTING ACTIVITIES	8,876,590	(7,753,936)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayment made to) related parties	247,086	(784,736)
Advances from stockholder, Chairman and CEO	(6,404,812)	18,082,058
Capital contribution	84	-
Issuance of common stock	-	90,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	(6,157,642)	17,387,322
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(7,760)	125,418
NET CHANGE IN CASH	8,494	(637,374)
Cash at beginning of the period	18,266	655,640
Cash at end of period	$26,760	$18,266
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$18,160	$3,393,654

American Jianye Greentech Holdings, Ltd. and Subsidiaries

December 31, 2012and 2011

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

The Company markets and distributes ethanol and methanol based alternative fuel for automobile use and follows Section 605-45-45 (formerly EITF 99-19) (“ASC Section 605-45-45”) of the FASB Accounting Standards Codification for revenue recognition to report revenue gross as a principal for its sales since the Company (1) acts as principal in the transaction, (2) takes title to the products (3) has risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and (4) does not act as an agent or broker (including performing services, in substance, as an agent or broker) with compensation on a commission or fee basis on its sales. The management of the Company determined that the Company should report revenue based on the gross amount billed to a customer when considering each of the following eight (8) indicators of gross revenue reporting listed in ASC Paragraph 605-45-45-4 through 605-45-45-14 as specified (1) The entity is the primary obligor in the arrangement — The Company signs a product sales agreement with its customer and represents in writing that the Company is responsible for fulfillment, including the acceptability of the product(s) or service(s) ordered or purchased by the customer; (2) The entity has general inventory risk (before customer order is placed or upon customer return); (3) The entity has latitude in establishing price — The Company has reasonable latitude, within economic constraints, to establish the exchange price with a customer for the product or service; (4) The entity changes the product or performs part of the service — The Company developed a method for blending the raw materials in its manufacturing process, through its proprietary technology, catalysts can be mixed with fuel and alcohols to become a finished product to be sold after pumping and piping; (5) The entity has discretion in supplier selection — The Company has multiple suppliers for the products ordered by a customer and discretion to select the supplier that will provide the product(s) or service(s) ordered by a customer; (6) The entity is involved in the determination of product or service specifications — The Company determines the nature, type, characteristics, or specifications of the product(s) or service(s) ordered by the customer; (7) The entity has physical loss inventory risk of purchased inventories after customer order; and (8) The entity has credit risk — The Company is responsible for collecting the sales price from its customer but must pay the amount owed to its supplier after the supplier performs, regardless of whether the sales price is fully collected.

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

The fair value of option or warrant award is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

·	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. The contractual term of share options or similar instruments is used as expected term of share options or similar instruments for the Company if it is a newly formed corporation.

·	Expected volatility of the entity’s shares and the method used to estimate it. An entity that uses a method that employs different volatilities during the contractual term shall disclose the range of expected volatilities used and the weighted-average expected volatility. A thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

·	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected contractual life of the option and similar instruments.

·	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option and similar instruments.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2012 or 2011.

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

	December 31, 2012	December 31, 2011
Balance sheet	6.3086	6.3585
Statement of income and comprehensive income (loss)	6.3116	6.4640

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

There were no potentially dilutive shares outstanding at the reporting date for the year ended December 31, 2012 or 2011.

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

FASB Accounting Standards Update No. 2012-12

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment. The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement will not have a material impact on its financial statements.

In October, 2012, the FASB issued ASU No. 2012-04, “Technical Corrections and Improvements” (“ASU 2012-04”). The amendments cover a wide range of topics in the FASB ASC. The amendments are incorporated into two sections:

a. Technical corrections and improvements, and b. Conforming amendments related to fair value measurements.

a.	The amendments in the technical corrections and improvements section are categorized as follows:

•	Source literature amendments. These amendments are considered necessary due to differences between source literature and the FASB ASC. The amendments primarily carry forward legacy document guidance and/or subsequent amendments into the FASB ASC. Often, either writing style or phrasing in the legacy documents did not directly relate to the FASB ASC format and style so that the meaning of certain guidance might have been unintentionally altered.
•	Guidance clarification and reference corrections. These amendments include updated wording or corrected references, or a combination of both.
•	Relocated guidance. These amendments primarily move authoritative literature guidance from one location to another location that is deemed more appropriate within the FASB ASC.

b.	On the fair value measurements issue, the guidance in ASU 2012-04 identifies when the use of the term “fair value” should be linked to the definition of fair value included in FASB ASC 820, entitled Fair Value Measurement. Most of the amendments are of a nonsubstantive nature. Many of the amendments relate to conforming wording to be consistent with the terminology in FASB ASC 820 for example, references to market value and current market value have been changed to appropriately refer to fair value so that the literature is consistent throughout.

In October 2012, the FASB issued ASU No. 2012-06, “Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution” (“ASU 2012-06”). This amendment requires that indemnification assets recognized in accordance with Subtopic 805-20, Business Combinations—Identifiable Assets and Liabilities, and Any Noncontrolling Interest, as a result of a government-assisted acquisition of a financial institution involving an indemnification agreement should be subsequently measured on the same basis as the asset subject to indemnification. For public and nonpublic entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

As of December 31, 2012, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”). The Update clarifies that ordinary trade receivables and receivables are not in the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, Update 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification® or subject to a master netting arrangement or similar agreement. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

For public entities, the amendments that are subject to the transition guidance is effective for fiscal periods beginning after December 15, 2012. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

Other Recently Issued, but Not Yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Accounts Receivable

Accounts receivable at December 31, 2012 and 2011 consisted of the following:

	December 31, 2012	December 31, 2011
Accounts receivable	$522	$2,992,910
Allowance for doubtful accounts	(-)	(-)

	$522	$2,992,910

Note 4 – Inventories

Inventories at December 31, 2012 and 2011 consisted of the following:

	December 31, 2012	December 31, 2011
Raw materials	$659,745	$1,396,836
	$659,745	$1,396,836

Slow-Moving or Obsolescence Markdowns

The Company did not record any inventory obsolescence adjustments for the year ended December 31, 2012 and 2011.

Lower of Cost or Market Adjustments

There was no lower of cost or market adjustments for the year ended December 31, 2012 or 2011.

Note 5 – Property, Plant and Equipment

Property, plant and equipment, stated at cost, less accumulated depreciation at December 31, 2012 and 2011 consisted of the following:

	Estimated Useful Life (Years)	December 31, 2012	December 31, 2011
Building(i)(ii)	20	$348,029	$24,430,232
Office equipment	5	1,657	1,643
		349,686	24,431,875
Less accumulated depreciation (iii)		(349,215)	(836)
		$471	$24,431,039

(i) Fixed assest

Heilongjiang Jian New Clean Fuel Marking LTD Tieling Branch planned to expend RMB155,339,629 to construct an ethanol and methanol manufacturing facility as of December 31, 2012.The parts of construction was completed in Dec.2011. The construction plan was modified and planned to narrow construction scale. The company decided to disposal the facility and reclassified it to held for sale assets.

(ii) Capitalized Interest

For the year ended December 31, 2012 and 2011, the Company did not capitalize any interest to fixed assets.

(iii) Depreciation and Amortization Expense

Depreciation and amortization expense for the years ended December 31, 2012 and 2011 was $348,379and $501, respectively.

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

The certification of land use right was received in August, 2012. The company decide to sale the land use right with the facility and reclassify to the held for sale assets.

Land use right, stated at cost, less accumulated amortization at December 31, 2012 and 2011, consisted of the following:

	December 31, 2012		December 31, 2011

Liaoning Jianye
Land use right and land use right deposit		$-	$9,483,903
Accumulated amortization (i)		(-)	(-)
	$		$9,483,903

(i) Amortization Expense

The Company did not record any amortization expense for the year ended December 31, 2012 or 2011.

Note 7 – Held for sale assets

Liaoning Jianye

	December 31, 2012	December 31, 2011

Property	$15,851,398	$-
Land use right	5,998,920	-
Sub-total	24,957,771	-
Less impairments of assets held for sale	(-11,306,197)	-
Assets held for sale, Net	$13,651,574	$

(i)	Assets held for sale

The company decide to sale the assets group consist of the land use right and property and reclassified it to held for sale assets.

(ii)	Impairment of assets held for sale

According to negotiate with the purchaser and assessment by the purchaser, the assets group had an impairment loss $11,306,197.

Note 8 – Related Party Transactions

Related parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship
Haipeng Wang	Chairman, President of the Company
Harbin Dayang Trading Co., Ltd. (“Dayang”)	An entity owned by the Chairman (15%) and his farther (70%)
Heilongjiang Jianye Real Estates Co., Ltd.	An entity owned by the Chairman (1.14%) and Dayang (97.72%)
Heilongjiang Jianye Fuel Co., Ltd.	An entity owned by the Chairman and Heilongjiang Jianye Real Estates Co., Ltd. (97.83% in aggregate)
Heilongjiang Jianye Property Management Co., Ltd.	An entity owned and controlled by the Chairman (8.33%) and his farther (25%)
Zhaodong Jianye Fuel Co., Ltd.	An entity owned by the farther of the Chairman (100%)

Advances from Related Parties

From time to time, the Chairman, CEO and significant stockholder of the Company and related parties advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Transactions with Zhao Dong Jianye Fuel Co., Ltd.

Purchases from Zhao Dong Jianye Fuel Co., Ltd.

For the year ended December 31, 2012 , Heilongjiang New Jianye did not purchase any fuel from Zhao Dong Jianye Fuel Co., Ltd.. For the year ended December 31, 2011 , Heilongjiang New Jianye did not purchase any fuel.

Operating Lease of Property, Plant and Equipment and Facilities with Zhao Dong Jianye Fuel Co., Ltd.

On December 1, 2011, Heilongjiang New Jianye entered into a non-cancellable operating lease for certain property, plant, equipment and facilities expiring one (1) year from date of signing. Heilongjiang New Jianye is required to pay RMB100,000 per month over the term of the lease.

Note 9 – Stockholders’ Equity

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

Note 10– Concentrations and Credit Risk

Customers and Credit Concentrations

Customer concentrations for the interim period ended September, 2012 and 2011 and credit concentrations at December 31, 2012 and December 31, 2011 are as follows:

	Net Sales for the Interim Period Ended		Accounts receivable At
Customer	December 31, 2012	December 31,2011	December 31, 2012	December 31, 2011

A	-%	-%	28.2%	-%
B.	%	-%	31.3%	-%
C	58.0%	3%	-%	28.3%
D	42.0%	%	-%	71.7%
E	%	%	40.5%	-%
F	%	31.9%	%	-%
G	%	19.2%	%	-%
H	%	22.2%	%	-%
I	%	20.8%	%	-%

	100.0%	94.1%	100.0%	100.0%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition. The significant slow down of net sales due to the company reduced selling in China, also plans to build new factory and sell the products in US.

Vendor Concentrations

Vendor purchase concentrations for the interim period ended December 31, 2012 and 2011 and accounts payable concentration at December 31, 2012 and December 31, 2011 are as follows:

	Net Purchase for the Interim Period Ended		Accounts Payable at
	December 31,2012	December 31,2011	December 31,2012	December 31,2011

A	%	3.22%	100.0%	10.5%
B	8.8%	81.42%	%	7.4%
C	33.9%	%	-%	-%
D	-%	12.43%	-%	-%
E	0.6%
F	1.4%
G (Significant Business Party)	55.1%		-%	82.1%
H		2.79%
I	%	0.14%	-%	%
			%
	100.0%	100.0%	100.0%	100.0%

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

As of December 31, 2012, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies for transactions denominated in currencies other than RMB, the functional currency due to the fact the majority of the Company’s purchasing activities are transacted in foreign currencies.

The Company had no foreign currency hedges in place for the year ended December 31, 2012or 2011 to reduce such exposure.

Note 11 - Foreign Operations

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

As of December 31, 2012, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

Note 12 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

American Jianye Greentech Holdings Ltd. and Subsidiaries

Valuation and Qualifying Accounts

For the Year Ended December 31, 2012 and 2011

	Balance at	Add	Deduct	Add	Balance At
	beginning of	Charge to	bad debt	translation	End of
	period	Income	written off	adjustment	period
For the Year Ended December 31, 2012:
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

Name (1)	Age	Title
Haipeng Wang	36	Chairman, President
Daliang Yang	43	Chief Executive Officer
Yulin Yang	43	Chief Financial Officer, Director

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

The following table reflects all forms of compensation for the years ended December 31, 2012, 2011 and 2009. No other person received salary or bonus in excess of $100,000 for any of these fiscal years.

Name and Principal Position	Year	Salary		Bonus ($)	Stock Award(s) ($)	Option Awards(#)	All Other Compensation ($)		Total ($)
Haipeng Wang,	2012		$—	$—	—	—		$—		$—
Chairman, President	2011		$—	$—	—	—		$—		$—
	2010		$—	$—	—	—		$—		$—

Daliang Yang,	2012		$—	$—	—	—		$—		$—
Chief Executive Officer	2011		$—	$—	—	—		$—		$—
	2010		$—	$—	—	—		$—		$—

Yulin Yang,	2012		$—	$—	—	—		$—		$—
Chief Financial Officer	2011		$—	$—	—	—		$—		$—
	2010		$—	$—	—	—		$—		$—

Lawrence Williams,*	2012		$—	$—	—	—		$—		$—
CEO, President	2011		$—	$—	—	—	$	__	$	__
	2010	$	__	$—	—	—	$	__	$	__

*Resigned November 16, 2009

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2011.

	Option awards				Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Haipeng Wang, Chairman, President	—	—	$—	—	—	—	—	—

Daliang Yang, Chief Executive Officer	—	—	$—	—	—	—	—	—

Yulin Yang, Chief Financial Officer	—	—	$—	—	—	—	—	—

Lawrence Williams, CEO, President *	—	—	$—	—	—	—	—	—

*Resigned November 16, 2009

Remuneration of Directors

None of the members of the Board of Directors receives remuneration for service on the Board.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of Class (2)
Haipeng Wang	12,778,399	37.85%
Jianye Wang	8,000,000	23.70%
Daliang Yang	-	-%
Yulin Yang	-	-%
All Directors and Executive Officers as a Group (4 persons)	20,778,399	61.55%

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

Transactions with Related Persons

At December 31, 2011, the Company had advances from the Company’s Chairman, CEO and majority shareholder in the amount of $18,193,848. Those advances are unsecured, non-interest bearing and due on demand.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	2012	2011
Audit fees(1)	$48,000	$40,000
Audit-related fees	$—	$—
Tax fees(2)	$—	$—
All other fees	$—	$—
Total	$48,000	$40,000

(1)	Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

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

AMERICAN JIANYE GREENTECH HOLDINGS LTD.

Date: September 30, 2013	By:	/s/ Haipeng Wang
Haipeng Wang Chairman, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yulin Yang	Chief Financial Officer, Director	9/30/2013
Yulin Yang	(Principal Financial Officer)

/s/ Daliang Yang	Chief Executive Officer	9/30/2013
Daliang Yang

/s/ Haipeng Wang	Chairman, President	9/30/2013
Haipeng Wang	(Principal Executive Officer)