Form 10-Q
period 2013-03-31
AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
filed 2013-10-25
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-53737

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.

(Exact name of registrant as specified in its charter)

Nevada	30-0679981
(State of incorporation)	(I.R.S. Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 22, 2013: 33,760,148 shares of common stock.

AMERICAN JIANYE GREENTECH HOLDINGS, LTD.

FORM 10-Q

March 31, 2013

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
SIGNATURES

American Jianye Greentech Holdings, Ltd. and Subsidiaries

March 31, 2013 and 2012

American Jianye Greentech Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$26,347	$26,760
Accounts receivable	—	522
Inventories	213,796	659,745
Advance on purchases	—	—
Prepaid value added taxes	78,601	151,892
Prepaid corp. income taxes	9,492	9,440
Prepayments and other current assets	10,967	3,329
Total Current Assets	339,203	851,688
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	351,609	349,686
Accumulated depreciation	(351,135)	(349,215)
PROPERTY, PLANT AND EQUIPMENT, net	474	471
ASSETS HELD FOR SALE
Assets held for sale	25,095,009	24,957,771
Impairment allowance	(11,368,367)	(11,306,197)
ASSETS HELD FOR SALE ,net	13,726,642	13,651,574
LAND USE RIGHT
Land use right-deposit	—	—
Accumulated amortization	—	—
LAND USE RIGHT	—	—
SOFTWARE, net
OTHER ASSETS
Total Assets	$14,066,319	$14,503,733
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$—
Advances from related parties	485,355	470,223
Advances from Stockholder, Chairman and CEO	11,480,457	11,939,176
Taxes payable	8,905	8,620
Accrued expenses and other current liabilities	106,252	103,702
Total Current Liabilities	12,080,969	12,521,721
Total Liabilities	12,080,969	12,521,721
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock: $0.001 par value, 394,500,000 shares authorized, 33,760,148 shares issued and outstanding	33,760	33,760
Additional paid-in capital	1,030,240	1,030,240
Retained earnings	35,257	39,489
Accumulated other comprehensive income:
Foreign currency translation gain	885,274	878,523
Total Stockholders' Equity	1,984,531	1,982,012
Total Liabilities and Stockholders' Equity	$14,065,500	$14,503,733

See accompanying notes to the consolidated financial statements.

American Jianye Greentech Holdings, Ltd. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	For the three months Ended March 31, 2013	For the three months Ended March 31, 2012
	(Unaudited)	(Unaudited)
NET REVENUES	$454,291	$3,592,697
COST OF GOODS SOLD	449,053	3,535,249
GROSS PROFIT	5,238	57,448
OPERATING EXPENSES:
Selling and General and administrative expenses	9,470	45,521
Total operating expenses	9,470	45,521
INCOME BEFORE INCOME TAXES	(4,232)	11,927
INCOME TAX PROVISION	—	10,534
NET INCOME (LOSS)	(4,232)	1,393
OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	6,751	100,870
COMPREHENSIVE INCOME	$2,519	$102,263
NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:
Net loss per common share - basic and diluted	$0.00	$0.00
Weighted Average Common Shares Outstanding - basic and diluted	33,760,148	33,760,148

 See accompanying notes to the consolidated financial statements.

American Jianye Greentech Holdings, Ltd. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
For the Three Months Ended March 31, 2013 and 2012

	Common Stock, $0.001 Par Value				Accumulated Other Comprehensive Income
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Foreign Currency Translation Gain	Total Stockholders' Equity
Balance, December 31, 2011	33,760,148	$33,760	$1,030,240	$16,454,333	$747,773	$18,266,106
Comprehensive income
Net income				(16,414,844)		(16,414,844)
Foreign currency translation gain					130,750	130,750
Total comprehensive income						16,284,094
Balance, December 31, 2012	33,760,148	$33,760	$1,030,240	$39,489	$878,523	1,982,012
Comprehensive income
Net income				(4,232)		(4,232)
Foreign currency translation gain					6,751	6,751
Total comprehensive income						2,519
Balance, March 31, 2013	33,760,148	$33,760	$1,030,240	$35,257	$885,274	1,984,531

 See accompanying notes to the consolidated financial statements.

American Jianye Greentech Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flows

	For the three months	For the three months
	Ended	Ended
	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,232)	$1,393
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	—	131
Impairment of assets	—	—
Gain on foreign currency exchange rate change on investment
Stock based compensation	—	—
Changes in operating assets and liabilities:
Accounts receivable	525	3,011,857
Inventories	449,574	711,377
Advance on purchases	—	18,565
Stock subscription receivables	—	—
Prepaid value added taxes	74,128	127,287
Prepaid corp income taxes	—	10,518
Prepayments and other current assets	(7,619)	140,087
Accounts payable	—	(2,158,858)
Unearned revenue	819	1,502,518
Taxes payable	237	38,766
Accrued expenses and other current liabilities	2,200	480
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	515,632	3,404,121
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayment made to) related parties	12,546	38,639
Advances from stockholder, Chairman and CEO	(528,700)	(3,425,126)
NET CASH PROVIDED BY FINANCING ACTIVITIES	(516,154)	(3,386,487)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	109	(9,916)
NET CHANGE IN CASH	(413)	7,718
Cash at beginning of the period	26,760	18,266
Cash at end of period	$26,347	$25,984
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$—	$—
Income tax paid	$—	$—

See accompanying notes to the consolidated financial statements.

American Jianye Greentech Holdings, Ltd. and Subsidiaries

March 31, 2013 and 2012

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2012 and notes there to contained in the Company’s Annual Report on Form 10-K filed with the SEC on September31, 2013..

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

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non for feitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, nonforfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period endedMarch 31, 2013 or 2012.

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

	March 31,2013	December 31, 2012	March 31,2012	December 31, 2011
Balance sheets	6.2741	6.3086	6.3185	6.3585
Statements of income and comprehensive income (loss)	6.2814	6.3116	6.3089	6.4640

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

There were no potentially dilutive shares outstanding for the interim period ended March 31,2013 or 2012.

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

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, this guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2012. For nonpublic entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” This ASU simplifies how entities test indefinite-lived intangible assets for impairment, which improves consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of indefinite-lived intangible assets is less than their carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Other Recently Issued, but Not Yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Accounts Receivable

Accounts receivable at March 31, 2013and December 31, 2012 consisted of the following:

	March 31, 2013		December 31, 2012
Accounts receivable	$	(-)	$522
Allowance for doubtful accounts		(-)	(-)
	$	(-)	$522

Note 4 – Inventories

Inventories at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
Raw materials	$213,796	$659,745
	$213,796	$659,745

Slow-Moving or Obsolescence Markdowns

The Company did not record any inventory obsolescence adjustments for the interim period ended March 31, 2013 or 2012.

Lower of Cost or Market Adjustments

There was no lower of cost or market adjustments for the interim period ended March 31, 2013 or 2012.

Note 5 – Property, Plant and Equipment

Property, plant and equipment, stated at cost, less accumulated depreciation at March 31, 2013 and December 31, 2012 consisted of the following:

	Estimated Useful Life (Years)	March 31,2013	December 31, 2012
Building(i)(ii)	20	$349,761	$348,029
Office equipment	5	1,666	1,657
		351,609	349,686
Less accumulated depreciation (iii)		(351,135)	(349,215)
		$474	$471

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

(ii) Capitalized Interest

For the interim period ended March 31, 2013 and 2012,, the Company did not capitalize any interest to fixed assets.

(iii) Depreciation and Amortization Expense

Depreciation and amortization expense for the interim period ended March 31, 2013 and 2012 was $0 and $131, respectively.

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

Land use right, stated at cost, less accumulated amortization at March 31, 2013 and December 31, 2012, consisted of the following:

	March 31,2013	December 31, 2012

Liaoning Jianye	-		-
Land use right and land use right deposit	$-	$
Accumulated amortization (i)	(-)		(-)
	$-		$-

(i) Amortization Expense

The Company did not record any amortization expense for the interim period ended March 31, 2013 or 2012.

Note 7 – Held for sale assets

Liaoning Jianye

	March 31, 2013	December 31, 2012
Property	$19,161,046	$15,851,398
Land use right	5,933,963	5,998,920
Sub-total	25,095,009	24,957,771
Less impairments of assets held for sale	(11,368,367)	(11,306,197)
Assets held for sale, Net	$13,726,642	$13,651,574

(i)	Assets held for sale

The company decide to sale the assets group consist of the land use right and property and reclassify it to held for sale assets.

(ii)	Impairment of assets held for sale

Impairment loss for the interim period ended March 31, 2013 and 2012 was $0 and $0, respectively.

Note 8 – Related Party Transactions

Related parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship
Haipeng Wang	Chairman, of the Company
Harbin Dayang Trading Co., Ltd. (“Dayang”)	An entity owned by the Chairman (15%) and his farther (70%)
Heilongjiang Jianye Real Estates Co., Ltd.	An entity owned by the Chairman (1.14%) and Dayang (97.72%)
Heilongjiang Jianye Fuel Co., Ltd.	An entity owned by the Chairman and Heilongjiang Jianye Real Estates Co., Ltd. (97.83% in aggregate)
Heilongjiang Jianye Property Management Co., Ltd.	An entity owned and controlled by the Chairman (8.33%) and his farther (25%)
Zhaodong Jianye Fuel Co., Ltd.	An entity owned by the farther of the Chairman (100%)

Advances from Related Parties

From time to time, the Chairman, CEO and significant stockholder of the Company and related parties advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Transactions with Zhao Dong Jianye Fuel Co., Ltd.

Purchases from Zhao Dong Jianye Fuel Co., Ltd.

For the interim period ended March 31, 2013or 2012, Heilongjiang New Jianye did not purchase any fuel from Zhao Dong Jianye Fuel Co., Ltd.

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

Note 10– Concentrations and Credit Risk

Customers and Credit Concentrations

Customer concentrations for the interim period ended March 31, 2013 and 2012 and credit concentrations at March 31, 2013 and December 31, 2012 are as follows:

	Net Sales for the Interim Period Ended		Accounts receivable At
Customer	March 31, 2013	March 31, 2012	March 31, 2013	December 31, 2012

A	100%	-%	%	-%
B.	%	91.2%	%	-%
C	%	8.8%	-%	%
D	%	%	-%	%
E	%	%	%	-%
F	%	%	%	-%
G	%	%	%	28.2%
H	%	%	%	31.3%
I	%	%	%	40.5%

	100.0%	100.0%	-%	100.0%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition. The significant slow down of net sales due to the company plans to convert the main business scope.

Vendor Concentrations

Vendor purchase concentrations for the interim period ended March 31, 2013 and 2012 and accounts payable concentration at March 31, 2013 and December 31, 2012 are as follows:

	Net Purchase for the Interim Period Ended		Accounts Payable at
	March 31, 2013	March 31, 2012	March 31, 2013	December 31, 2012

Vendor A	-%	13.9%	-%	%
Vendor B	%	43.5%	%	%
Vendor C	%	40.8%	-%	-%
			%
	-%	100.0%	-%	-%

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

As of March 31, 2013, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies for transactions denominated in currencies other than RMB, the functional currency due to the fact the majority of the Company’s purchasing activities are transacted in foreign currencies.

The Company had no foreign currency hedges in place for the interim period ended March 31, 2013or 2012 to reduce such exposure.

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

As of March 31, 2013, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

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

For the Three months ended March 31, 2013, we derived our revenues of $454,291 from the sales of methanol-based and ethanol based fuels to our customers, comparing to $3,592,697 for the Three months ended March 31, 2013. The Company experienced major drop in revenues due to the corporate restructuring .

Our gross profit margin during the Three months ended March 31, 2013 was 1%, compared to 2% for the same period in 2012. This figure represents our regular gross profit margin as a marketing company and distributor. The price increase in the raw materials contributed to the increase in cost of goods sold and thus the decrease of the gross margin in 2013 in comparison with that of 2012.

Selling, general and administrative expenses for the Three months ended March 31, 2013 were $9,470 or 2% of net sales, compared to $ 45,521or 1% for the same period of the last fiscal year. Selling, general and administrative expenses consist primarily of payroll, local taxes, investor relation expenses and professional fees.

Due to the factors discussed above, income from operations for the three months ended March 31, 2013 was $-4,232, and net loss after income taxes for the same period was $4,232, compared to $11,927 and $1,939 respectively for the same period in 2012.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the Three months ended March 31, 2013, the effect of converting our financial results to Dollars was to add $6,751 to our accumulated other comprehensive income.

Liquidity and Capital Resources

Overview

As of March 31, 2013 we had working capital deficiency of $-11,741,766, a decrease of $71,733 over net working capital deficiency of $-11,670,033 at December 31, 2012.

We finances our daily operations mainly by cash flows generated from our business operations and advance from our major shareholders. Major capital expenditures in the year of 2011 were primarily financed by cash flows generated from business operations and advance from our Chairman and CEO.

Cash

Our cash as of March 31, 2013 was $26,347, an decrease of $413 from $26,760 as of December 31, 2012.   The decrease in the interim period ended March 31, 2013 was primarily attributable to a number of factors, including the following:

  Net cash provided by operating activities

Net cash provided by operating activities was $515,632 for the three months ended March 31, 2013, representing an decrease of $288,489 or 85% from $3,404,121 for the comparable period in 2012.  The net loss for the three months ended March 31, 2013 in the amount of $4,232 represented a decrease of $5,625 or 404% from $1,391 for the comparable period in 2012.   The net increase of operating cash flow is a result of accounts receivable decrease in the amount of $525, inventory increase in the amount of $449,574, prepaid valued added and income tax and other prepayment increase in the amount of $74,128, unearned revenue in the amount of $819, tax payable increase in the amount of $237,accrued liabilities increase of $2,200 and a decrease in prepayment and other current assets of $7,619.

  Net cash used in investing activities

The Company did not incurred any cash expenditures for investing activities during the three months ended March 31, 2013.

  Net cash used in financing activities

Net cash used in financing activities was $516,154 for the three months ended March 31, 2013, as compared to $3,386,487 for the comparable period in 2012.  During the three months ended March 31, 2013, the company paid back $528,700 of advances from Stockholder, Chairman and CEO and received advances from related parties in the amount of $12,546.

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

The functional currency of the Company is Chinese Yuan Renminbi (“RMB”).The current exchange rates used by the Company as of March 31, 2013 and December 31, 2012 to translate the Chinese RMB to the U.S. Dollars are 6.2741:1 and 6.3086:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.2814:1, and 6.3089:1 for the three months ended March 31, 2013 and 2012, respectively. Translation adjustments are included in other comprehensive income (loss).

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of March 31, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending March 31, 2013. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

·                     Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

·                     Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the issuer; and

·                     Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of the end of our most recent quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as of March 31, 2013, such internal control over financial reporting was not effective. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets. The aforementioned material weaknesses were identified by our Chief Financial Officer in connection with the review of our financial statements as of March 31, 2013.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company was not a party to any legal proceeding or litigation as of March 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description of Exhibit
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101	The following materials from American Jianye Greentech Holdings, Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Operations;, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. This Exhibit 101 is deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN JIANYE GREENTECH HOLDINGS LTD.

Date: October 25, 2013	By:	/s/ Chu Li An
Chu Li An CEO
(Principal Executive Officer)

Date: October 25, 2013	By:	/s/ Chu Li An
Chu Li An Chief Financial Officer
(Principal Accounting Officer)