Form 10-Q
period 2013-06-30
AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
filed 2013-11-01
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

FORM 10-Q

June 30, 2013

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
SIGNATURES

American Jianye Greentech Holdings, Ltd. and Subsidiaries

June 30, 2013 and 2012

American Jianye Greentech Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$14,636	$26,760
Accounts receivable	—	522
Inventories	219,005	659,745
Advance on purchases	172	—
Prepaid value added taxes	79,366	151,892
Prepaid corp. income taxes	9,635	9,440
Prepayments and other current assets	8,575	3,329
Total Current Assets	331,389	851,688
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	356,921	349,686
Accumulated depreciation	(356,441)	(349,215)
PROPERTY, PLANT AND EQUIPMENT, net	480	471
ASSETS HELD FOR SALE
Assets held for sale	25,474,233	24,957,771
Impairment allowance	(11,540,161)	(11,306,197)
ASSETS HELD FOR SALE ,net	13,934,072	13,651,574
LAND USE RIGHT
Land use right-deposit	—	—
Accumulated amortization	—	—
LAND USE RIGHT	—	—
SOFTWARE, net
OTHER ASSETS
Total Assets	$14,265,941	$14,503,733
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$—
Advances from related parties	509,095	470,223
Advances from Stockholder, Chairman and CEO	11,663,708	11,939,176
Taxes payable	8,799	8,620
Accrued expenses and other current liabilities	107,253	103,702
Total Current Liabilities	12,288,855	12,521,721
Total Liabilities	12,288,855	12,521,721
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock: $0.001 par value, 394,500,000 shares authorized, 33,760,148 shares issued and outstanding	33,760	33,760
Additional paid-in capital	1,030,240	1,030,240
Retained earnings	9,230	39,489
Accumulated other comprehensive income:
Foreign currency translation gain	903,623	878,523
Total Stockholders' Equity	1,976,853	1,982,012
Total Liabilities and Stockholders' Equity	$14,265,708	$14,503,733

See accompanying notes to the consolidated financial statements.

F-2

American Jianye Greentech Holdings, Ltd. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	For the six months Ended June 30, 2013	For the six months Ended June 30, 2013
	(Unaudited)	(Unaudited)
NET REVENUES	$470,673	$3,590,901
COST OF GOODS SOLD	461,312	3,533,267
GROSS PROFIT	9,361	57,634
OPERATING EXPENSES:
Selling and General and administrative expenses	39,620	75,312
Total operating expenses	39,620	75,312
INCOME BEFORE INCOME TAXES	(30,259)	(17,678)
INCOME TAX PROVISION	—	7,498
NET INCOME (LOSS)	(30,259)	(25,176)
OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	25,100	82,755
COMPREHENSIVE INCOME	$(5,159)	$57,579
NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:
Net loss per common share - basic and diluted	$0.00	$0.00
Weighted Average Common Shares Outstanding - basic and diluted	33,760,148	33,760,148

 See accompanying notes to the consolidated financial statements.

F-3

American Jianye Greentech Holdings, Ltd. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
For the Six Months Ended June 30, 2013 and 2012

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

F-4

American Jianye Greentech Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flows

	For the six months	For the six months
	Ended	Ended
	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(30,259)	$(25,176)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	—	262
Impairment of assets	—	—
Gain on foreign currency exchange rate change on investment
Stock based compensation	—	—
Changes in operating assets and liabilities:
Accounts receivable	533	1,509,983
Inventories	454,394	354,457
Advance on purchases	—	16,406
Stock subscription receivables	—	—
Prepaid value added taxes	75,670	7,502
Prepaid corp income taxes	—	127,372
Prepayments and other current assets	(5,177)	99,734
Accounts payable	—	(2,020,043)
Customer deposits	—	1,502,518
Unearned revenue	233	—
Taxes payable	—	(38,200)
Accrued expenses and other current liabilities	2,233	3,726
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	497,455	1,538,541
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(181)
NET CASH USED IN INVESTING ACTIVITIES	—	(181)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayment made to) related parties	29,141	88,474
Advances from stockholder, Chairman and CEO	(538,826)	(1,539,657)
NET CASH PROVIDED BY FINANCING ACTIVITIES	(509,685)	(1,451,100)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	106	(77,369)
NET CHANGE IN CASH	(12,124)	9,891
Cash at beginning of the period	26,760	18,266
Cash at end of period	$14,636	$28,157
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$—	$—
Income tax paid	$—	$—

See accompanying notes to the consolidated financial statements.

F-5

American Jianye Greentech Holdings, Ltd. and Subsidiaries

June 30, 2013 and 2012

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

Cash Equivalents

The Company considers all highly liquid investments with maturities of six months or less at the time of purchase to be cash equivalents.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended June 30, 2013 or 2012.

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

	June 30,2013	December 31, 2012	June 30, 2012	December 31, 2011
Balance sheets	6.1807	6.3086	6.3143	6.3585
Statements of income and comprehensive income (loss)	6.2437	6.3116	6.3141	6.4640

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

There were no potentially dilutive shares outstanding for the interim period ended June 30, ,2013 or 2012.

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

Note 3 – Accounts Receivable

Accounts receivable at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013		December 31, 2012
Accounts receivable	$	(-)	$522
Allowance for doubtful accounts		(-)	(-)
	$	(-)	$522

Note 4 – Inventories

Inventories at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
Raw materials	$219,005	$659,745
	$219,005	$659,745

Slow-Moving or Obsolescence Markdowns

The Company did not record any inventory obsolescence adjustments for the interim period ended June 30, 2013 or 2012.

Lower of Cost or Market Adjustments

There was no lower of cost or market adjustments for the interim period ended June 30, 2013 or 2012.

Note 5 – Property, Plant and Equipment

Property, plant and equipment, stated at cost, less accumulated depreciation at June 30, 2013 and December 31, 2012 consisted of the following:

	Estimated Useful Life (Years)	June 30, 2013	December 31, 2012
Building(i)(ii)	20	$355,046	$348,029
Office equipment	5	1,875	1,657
		356,921	349,686
Less accumulated depreciation (iii)		(356,441)	(349,215)
		$480	$471

(i) Fixed assest

Heilongjiang Jian New Clean Fuel Marking LTD Tieling Branch planned to expend RMB 155,339,629 to construct an ethanol and methanol manufacturing facility as of December 31, 2012. The parts of construction was completed in Dec. 2011. The construction plan was modified and planned to narrow construction scale. The company decided to disposal the facility and reclassified it to held for sale assets.

(ii) Capitalized Interest

For the interim period ended June 30, 2013 and 2012,, the Company did not capitalize any interest to fixed assets.

(iii) Depreciation and Amortization Expense

Depreciation and amortization expense for the interim period ended June 30, 2013 and 2012 was $0 and $131, respectively.

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

Land use right, stated at cost, less accumulated amortization at June 30, 2013 and December 31, 2012, consisted of the following:

	June 30,2013	December 31, 2012

Liaoning Jianye	-		-
Land use right and land use right deposit	$-	$
Accumulated amortization (i)	(-)		(-)
	$-		$-

(i) Amortization Expense

The Company did not record any amortization expense for the interim period ended June 30, 2013 or 2012.

Note 7 – Held for sale assets

Liaoning Jianye

	June 30, 2013	December 31, 2012
Property	$19,450,598	$15,851,398
Land use right	6,023,635	5,998,920
Sub-total	25,474,233	24,957,771
Less impairments of assets held for sale	(11,540,161)	(11,306,197)
Assets held for sale, Net	$13,934,072	$13,651,574

(i)	Assets held for sale

The company decide to sale the assets group consist of the land use right and property and reclassify it to held for sale assets.

(ii)	Impairment of assets held for sale

Impairment loss for the interim period ended June 30, 2013 and 2012 was $0 and $0, respectively.

Note 8 – Related Party Transactions

Related parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship
Haipeng Wang	Chairman of the Company
Harbin Dayang Trading Co., Ltd. (“Dayang”)	An entity owned by the Chairman (15%) and his farther (70%)
Heilongjiang Jianye Real Estates Co., Ltd.	An entity owned by the Chairman (1.14%) and Dayang (97.72%)
Heilongjiang Jianye Fuel Co., Ltd.	An entity owned by the Chairman and Heilongjiang Jianye Real Estates Co., Ltd. (97.83% in aggregate)
Heilongjiang Jianye Property Management Co., Ltd.	An entity owned and controlled by the Chairman (8.33%) and his farther (25%)
Zhaodong Jianye Fuel Co., Ltd.	An entity owned by the farther of the Chairman (100%)

Advances from Related Parties

From time to time, the Chairman, CEO and significant stockholder of the Company and related parties advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Transactions with Zhao Dong Jianye Fuel Co., Ltd.

Purchases from Zhao Dong Jianye Fuel Co., Ltd.

For the interim period ended June 30, 2013 or 2012, Heilongjiang New Jianye did not purchase any fuel from Zhao Dong Jianye Fuel Co., Ltd.

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

Note 10– Concentrations and Credit Risk

Customers and Credit Concentrations

Customer concentrations for the interim period ended June 30, 2013 and 2012 and credit concentrations at June 30, 2013 and December 31, 2012 are as follows:

	Net Sales for the Interim Period Ended		Accounts receivable At
Customer	June 30, 2013	June 30, 2012	June 30, 2013	December 31, 2012

A	100%	-%	%	-%
B.	%	58.0%	%	-%
C	%	42.0%	-%	%
D	%	%	-%	%
E	%	%	%	-%
F	%	%	%	-%
G	%	%	%	28.2%
H	%	%	%	31.3%
I	%	%	%	40.5%

	100.0%	100.0%	-%	100.0%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition. The significant slow down of net sales due to the company plans to convert the main business scope.

Vendor Concentrations

Vendor purchase concentrations for the interim period ended June 30, 2013 and 2012 and accounts payable concentration at June 30, 2013 and December 31, 2012 are as follows:

	Net Purchase for the Interim Period Ended		Accounts Payable at
	June 30, 2013	June 30, 2012	June 30, 2013	December 31, 2012

Vendor A	-%	8.8%	-%	%
Vendor B	%	34.0%	%	%
Vendor C	%	55.3%	-%	-%
Vendor D	%	0.6%	%	%
Vendor E	%	1.3%	%	%
			%
	-%	100.0%	-%	-%

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

As of June 30, 2013, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies for transactions denominated in currencies other than RMB, the functional currency due to the fact the majority of the Company’s purchasing activities are transacted in foreign currencies.

The Company had no foreign currency hedges in place for the interim period ended June 30, 2013 or 2012 to reduce such exposure.

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

As of June 30, 2013, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

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

For the six months ended June 30, 2013, we derived our revenues of $470,673 from the sales of methanol-based and ethanol based fuels to our customers, comparing to $3,590,901 for the six months ended June 30, 2013. The Company experienced major drop in revenues due to the corporate restructuring .

Our gross profit margin during the six months ended June 30, 2013 was 2%, compared to 2% for the same period in 2012. This figure represents our regular gross profit margin as a marketing company and distributor. The price increase in the raw materials contributed to the increase in cost of goods sold and thus the decrease of the gross margin in 2013 in comparison with that of 2012.

Selling, general and administrative expenses for the six months ended June 30, 2013 were $39,620 or 8% of net sales, compared to $75,312 or 2% for the same period of the last fiscal year. Selling, general and administrative expenses consist primarily of payroll, local taxes, investor relation expenses and professional fees.

Due to the factors discussed above, income from operations for the six months ended June 30, 2013 was $-30,259, and net loss after income taxes for the same period was $30,259, compared to $-17,678 and $7,498 respectively for the same period in 2012.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the sixmonths ended June 30, 2013, the effect of converting our financial results to Dollars was to add $25,100 to our accumulated other comprehensive income.

Liquidity and Capital Resources

Overview

As of June 30, 2013 we had working capital deficiency of $-11,957,466, a decrease of $287,433 over net working capital deficiency of $-11,670,033 at December 31, 2012.

We finances our daily operations mainly by cash flows generated from our business operations and advance from our major shareholders. Major capital expenditures in the year of 2011 were primarily financed by cash flows generated from business operations and advance from our Chairman and CEO.

Cash

Our cash as of June 30, 2013 was $14,636, an decrease of $12,124 from $26,760 as of December 31, 2012.   The decrease in the interim period ended June 30, 2013 was primarily attributable to a number of factors, including the following:

  Net cash provided by operating activities

Net cash provided by operating activities was $497,455 for the sixmonths ended June 30, 2013, representing an decrease of $1,041,086 or 68% from $1,538,541 for the comparable period in 2012.  The net loss for the sixmonths ended June 30, 2013 in the amount of $30,259 represented a decrease of $5,083 or 20% from $25,176 for the comparable period in 2012.   The net increase of operating cash flow is a result of accounts receivable increase in the amount of $533, inventory increase in the amount of $454,394, prepaid valued added and income tax increase in the amount of $75,670, unearned revenue in the amount of $819, tax payable increase in the amount of $233,accrued liabilities increase of $2,233 and a decrease in prepayment and other current assets of $5,177.

  Net cash used in investing activities

The Company did not incurred any cash expenditures for investing activities during the six months ended June 30, 2013.

  Net cash used in financing activities

Net cash used in financing activities was $509,685 for the six months ended June 30, 2013, as compared to $1,451,100 for the comparable period in 2012.  During the six months ended June 30, 2013, the company paid back $538,826 of advances from Stockholder, Chairman and CEO and received advances from related parties in the amount of $29,141.

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

The functional currency of the Company is Chinese Yuan Renminbi (“RMB”).The current exchange rates used by the Company as of June 30, 2013 and December 31, 2012 to translate the Chinese RMB to the U.S. Dollars are 6.2741:1 and 6.3086:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.2814:1, and 6.3089:1 for the six months ended June 30, 2013 and 2012, respectively. Translation adjustments are included in other comprehensive income (loss).

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of June 30, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending June 30, 2013. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as of June 30, 2013, such internal control over financial reporting was not effective. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets. The aforementioned material weaknesses were identified by our Chief Financial Officer in connection with the review of our financial statements as of June 30, 2013.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company was not a party to any legal proceeding or litigation as of June 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description of Exhibit
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101	The following materials from American Jianye Greentech Holdings, Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2013 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Operations;, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. This Exhibit 101 is deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN JIANYE GREENTECH HOLDINGS LTD.

Date: November 1, 2013	By:	/s/ Chu Li An
Chu Li An CEO
(Principal Executive Officer)

Date: November 1, 2013	By:	/s/ Chu Li An
Chu Li An Chief Financial Officer
(Principal Accounting Officer)