Form 10-Q
period 2013-09-30
AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
filed 2013-11-12
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

FORM 10-Q

September 30, 2013

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
SIGNATURES

American Jianye Greentech Holdings, Ltd. and Subsidiaries

September 30, 2013 and 2012

American Jianye Greentech Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$15,469	$26,760
Accounts receivable	5,227	522
Inventories	215,371	659,745
Advance on purchases	—	—
Prepaid value added taxes	78,584	151,892
Prepaid corp. income taxes	9,693	9,440
Prepayments and other current assets	8,627	3,329
Total Current Assets	332,971	851,688
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	359,060	349,686
Accumulated depreciation	(358,577)	(349,215)
PROPERTY, PLANT AND EQUIPMENT, net	483	471
ASSETS HELD FOR SALE
Assets held for sale	25,626,816	24,957,771
Impairment allowance	(11,609,283)	(11,306,197)
ASSETS HELD FOR SALE ,net	14,017,533	13,651,574
Total Assets	$14,350,987	$14,503,733
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$—
Advances from related parties	517,459	470,223
Advances from Stockholder, Chairman and CEO	12,178,538	11,939,176
Taxes payable	8,853	8,620
Accrued expenses and other current liabilities	105,412	103,702
Total Current Liabilities	12,810,262	12,521,721
Total Liabilities	12,810,262	12,521,721
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock: $0.001 par value, 394,500,000 shares authorized, 33,760,148 shares issued and outstanding	33,760	33,760
Additional paid-in capital	1,030,240	1,030,240
Retained earnings	(434,306)	39,489
Accumulated other comprehensive income:
Foreign currency translation gain	911,031	878,523
Total Stockholders' Equity	1,540,725	1,982,012
Total Liabilities and Stockholders' Equity	$14,350,987	$14,503,733

See accompanying notes to the consolidated financial statements.

F-2

American Jianye Greentech Holdings, Ltd. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	For the nine months Ended September 30, 2013	For the nine months Ended September 30, 2012
	(Unaudited)	(Unaudited)
NET REVENUES	$480,725	$3,678,606
COST OF GOODS SOLD	468,158	3,598,217
GROSS PROFIT	12,567	80,389
OPERATING EXPENSES:
Selling and General and administrative expenses	485,714	130,024
Total operating expenses	485,714	130,024
INCOME BEFORE INCOME TAXES	(473,147)	(49,635)
INCOME TAX PROVISION	648	9,596
NET INCOME (LOSS)	(473,795)	(59,231)
OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	32,508	88,738
COMPREHENSIVE INCOME	$(441,287)	$29,507
NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:
Net loss per common share - basic and diluted	$(0.01)	$0.00
Weighted Average Common Shares Outstanding - basic and diluted	33,760,148	33,760,148

 See accompanying notes to the consolidated financial statements.

F-3

American Jianye Greentech Holdings, Ltd. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
For the Nine Months Ended September 30, 2013 and 2012

	Common Stock, $0.001 Par Value				Accumulated Other Comprehensive Income
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Foreign Currency Translation Gain	Total Stockholders' Equity
Balance, December 31, 2011	33,760,148	$33,760	$1,030,240	$16,454,333	$747,773	$18,266,106
Comprehensive income
Net income				(16,414,844)		(16,414,844)
Foreign currency translation gain					130,750	130,750
Total comprehensive income						16,284,094
Balance, December 31, 2012	33,760,148	$33,760	$1,030,240	$39,489	$878,523	1,982,012
Comprehensive income
Net income				(473,795)		(473,795)
Foreign currency translation gain					32,508	32,508
Total comprehensive income						(441,287)
Balance, September 30, 2013	33,760,148	$33,760	$1,030,240	$(434,306)	$911,031	$1,540,725

See accompanying notes to the consolidated financial statements.

F-4

American Jianye Greentech Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flows

	For the nine months	For the nine months
	Ended	Ended
	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(473,795)	$(59,231)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	—	392
Impairment of assets	—	—
Gain on foreign currency exchange rate change on investment
Stock based compensation	—	—
Changes in operating assets and liabilities:
Accounts receivable	(4,692)	1,500,638
Inventories	462,058	410,357
Advance on purchases	—	16,535
Stock subscription receivables	—	—
Prepaid value added taxes	77,380	64,580
Prepaid corp income taxes	—	9,583
Prepayments and other current assets	(5,208)	137,600
Accounts payable	—	(2,016,418)
Customer deposits	—	1,502,518
Unearned revenue	—	—
Taxes payable	2	(38,126)
Accrued expenses and other current liabilities	1	3,956
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	55,746	1,532,384
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	8,851,476
NET CASH USED IN INVESTING ACTIVITIES	—	8,851,476
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayment made to) related parties	34,631	108,764
Advances from stockholder, Chairman and CEO	(101,802)	(10,469,627)
NET CASH PROVIDED BY FINANCING ACTIVITIES	(67,171)	(10,360,780)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	134	133
NET CHANGE IN CASH	(11,291)	23,213
Cash at beginning of the period	26,760	18,266
Cash at end of period	$15,469	$41,476
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$—	$—
Income tax paid	$—	$18,162

See accompanying notes to the consolidated financial statements.

F-5

American Jianye Greentech Holdings, Ltd. and Subsidiaries

September 30, 2013 and 2012

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

Formation of Liaoning Jianye Greentech Fuel Ltd.

On June 23, 2010, Jianye Hong Kong formed Liaoning Jianye Greentech Fuel Ltd. (“Liaoning Jianye”) with the registered capital of $5 million. Liaoning Jianye engages in the manufacturing and distribution of ethanol and methanol based alternative fuel for automobile use.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2012 and notes there to contained in the Company’s Annual Report on Form 10-K filed with the SEC on September 30, 2013..

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended September 30, 2013 or 2012.

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

	September 30, 2013	December 31, 2012	September 30, 2012	December 31, 2011
Balance sheets	6.1439	6.3086	6.3265	6.3585
Statements of income and comprehensive income (loss)	6.2173	6.3116	6.3180	6.4640

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

There were no potentially dilutive shares outstanding for the interim period ended September 30, ,2013 or 2012.

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

Note 3 – Accounts Receivable

Accounts receivable at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
Accounts receivable	$5,227	$522
Allowance for doubtful accounts	(-)	(-)
	$5,227	$522

Note 4 – Inventories

Inventories at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
Raw materials	$215,371	$659,745
	$215,371	$659,745

Slow-Moving or Obsolescence Markdowns

The Company did not record any inventory obsolescence adjustments for the interim period ended September 30, 2013 or 2012.

Lower of Cost or Market Adjustments

There was no lower of cost or market adjustments for the interim period ended September 30, 2013 or 2012.

Note 5 – Property, Plant and Equipment

Property, plant and equipment, stated at cost, less accumulated depreciation at September 30, 2013 and December 31, 2012 consisted of the following:

	Estimated Useful Life (Years)	September 30, 2013	December 31, 2012
Building(i)(ii)	20	$357,173	$348,029
Office equipment	5	1,887	1,657
		359,060	349,686
Less accumulated depreciation (iii)		(358,577)	(349,215)
		$483	$471

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

(ii) Capitalized Interest

For the interim period ended September 30, 2013 and 2012, the Company did not capitalize any interest to fixed assets.

(iii) Depreciation and Amortization Expense

Depreciation and amortization expense for the interim period ended September 30, 2013 and 2012 was $0 and $396, respectively.

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

Land use right, stated at cost, less accumulated amortization at September 30, 2013 and December 31, 2012, consisted of the following:

	September 30, 2013	December 31, 2012

Liaoning Jianye	-		-
Land use right and land use right deposit	$-	$
Accumulated amortization (i)	(-)		(-)
	$-		$-

(i) Amortization Expense

The Company did not record any amortization expense for the interim period ended September 30, 2013 or 2012.

Note 7 – Held for sale assets

Liaoning Jianye

	September 30, 2013	December 31, 2012
Property	$19,567,101	$15,851,398
Land use right	6,059,715	5,998,920
Sub-total	25,626,816	24,957,771
Less impairments of assets held for sale	(11,609,283)	(11,306,197)
Assets held for sale, Net	$14,017,533	$13,651,574

(i)	Assets held for sale

The company decide to sale the assets group consist of the land use right and property and reclassify it to held for sale assets.

(ii)	Impairment of assets held for sale

Impairment loss for the interim period ended September 30, 2013 and 2012 was $0 and $0, respectively.

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

Transactions with Zhao Dong Jianye Fuel Co., Ltd.

Purchases from Zhao Dong Jianye Fuel Co., Ltd.

For the interim period ended September 30, 2013 or 2012, Heilongjiang New Jianye did not purchase any fuel from Zhao Dong Jianye Fuel Co., Ltd.

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

Note 10– Concentrations and Credit Risk

Customers and Credit Concentrations

Customer concentrations for the interim period ended September 30, 2013 and 2012 and credit concentrations at September 30, 2013 and December 31, 2012 are as follows:

	Net Sales for the Interim Period Ended		Accounts receivable At
Customer	September 30, 2013	September 30, 2012	September 30, 2013	December 31, 2012

A	100%	-%	%	-%
B.	%	58.0%	%	-%
C	%	42.0%	-%	%
D	%	%	-%	%
E	%	%	%	-%
F	%	%	%	-%
G	%	%	%	28.2%
H	%	%	%	31.3%
I	%	%	%	40.5%

	100.0%	100.0%	-%	100.0%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition. The significant slow down of net sales due to the company plans to convert the main business scope.

Vendor Concentrations

Vendor purchase concentrations for the interim period September 30, 2013 and 2012 and accounts payable concentration at September 30, 2013 and December 31, 2012 are as follows:

	Net Purchase for the Interim Period Ended		Accounts Payable at
	September 30, 2013	September 30, 2012	September 30, 2013	December 31, 2012

Vendor A	-%	8.8%	-%	%
Vendor B	%	34.0%	%	%
Vendor C	%	55.3%	-%	-%
Vendor D	%	0.6%	%	%
Vendor E	%	1.3%	%	%
			%
	-%	100.0%	-%	-%

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

As of September 30, 2013, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies for transactions denominated in currencies other than RMB, the functional currency due to the fact the majority of the Company’s purchasing activities are transacted in foreign currencies.

The Company had no foreign currency hedges in place for the interim period ended September 30, 2013 or 2012 to reduce such exposure.

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

As of September 30, 2013, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

Note 12 – Subsequent Events

On October 31, 2013, we entered into an agreement with Jianye Wang, a director, pursuant to which we transferred to Mr. Wang all of our equity interest in Heilongjian New Jianye and it’s branches, Liaoning Greentech Co., Ltd. companies organized under the laws of the People Republic of China and Hong Kong Jianye Greentech. Company organized under the laws of Hong Kong in exchange for the cancellation by Mr. Wang of debt from us to him in the amount of $240,000. This transfer resulted from a decision that it is not in our best interest to continue to be engaged in the China cleanfuel business as a result of our decreasing revenue, continued losses and inability to raise capital for our business. The transfer was approved by our board of directors and stockholders. Stockholder approval was given by the written consent dated Oct. 31, 2013 of Haipeng Wang and Jianye Wang, who, together, hold approximately 61.55% of our outstanding common stock.

Pursuant to agreements dated October 31, 2013 between the Chu Li An and each of Haipeng Wang and Jianye Wang, on October 31, 2013, the Chu Li An acquired, for nominal consideration, 8,000,000 shares of common stock from Mr. Jianye Wang and 12,778,399 shares of common stock from Mr. Heipeng Wang.

As a result of the transfer of shares to the Chu Li An, the Chu Li An acquired 20,778,399 shares of common stock, constituting 61.55% of the outstanding common stock. Chu Li An has the right to vote and dispose of the shares owned by the Chu Li An.

On October 31, 2013, the board of directors elected Chu Li An as a director.

On October 31, 2013, Haipeng Wang, our Chaiman and a director, and Jianye Wang, a director, resigned as directors. Their resignations did not result from any dispute with the Company.

              On November 1, 2013, Chu Li An and the Company entered into a loan agreement pursuant to which Ms. Chu agreed to lend us $100,000 initially with future loan amount up to $1,000,000, for which we would issue our 6% demand promissory note in the principal amount of $100,000. The $100,000 is scheduled to be advanced not later than November 30, 2013.

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

Subsequent to Oct. 31, 2013 we disposed of our China subsidiaries. we plan to focus on providing greentech products outside of China. Even though the company has disposed China branches, the company's new management will continue to expand the current green energy and technology business in the United States and globally, at the same time to explore many other green and renewable energy such as solar, wind power, sea power by signing licensing agreement or joint venture with other research institutes.

The new management is in negotiation with an established solar company to co-develop solar farm project in US, solar energy is by using Photovoltaic generating means to use the photovoltaic effect in the semiconducting material of Solar cells to straightly transfer the radiation to energy. Solar cell, the key-point, will form a large area of solar component after series connected and to collocate with power controller and inverter, finally, the photovoltaic power system formed.。

By looking into the huge potential of the biomass to renewable energy, the new management is also in negotiation other US firms to co-develop biomass project in US, Biomass energy means to store solar energy in the biomass by the form of chemical energy. It could straightly or indirectly comes from photosynthesis of green plants, and could transfer into normal solid-state, liquid-state and gaseous state fuel. Biomass power is renewable energy that inexhaustible, and also the only one kind Carbon source could relive. According to the different resources, the available biomass could be divided into 5 kinds of resources: forest resources, agricultural resources, sewage and industrial organic wastewater, urban solid waste, and animal wastes. The most promising one is generated by the main fuel of straw. The calorific value of straw is equal to half of the Standard Calomel Electrode, and the average sulfur only 3/8%. So, the CO2 emission in the process during generating and will reach the carbon neutral with th3 CO2 inhalation during biomass renewing. That results in zero discharge that could mitigate the global warming problems, and is the potential key-point to solve it.

For the nine months ended September 30, 2013, we derived our revenues of $480,725 from the sales of methanol-based and ethanol based fuels to our customers, comparing to $3,678,606 for the nine months ended September 30, 2013. The Company experienced major drop in revenues due to the corporate restructuring .

Our gross profit margin during the nine months ended September 30, 2013 was 3%, compared to 2% for the same period in 2012. This figure represents our regular gross profit margin as a marketing company and distributor. The price increase in the raw materials contributed to the increase in cost of goods sold and thus the decrease of the gross margin in 2013 in comparison with that of 2012.

Selling, general and administrative expenses for the nine months ended September 30, 2013 were $485,714 or 101% of net sales, compared to $130,024 or 4% for the same period of the last fiscal year. Selling, general and administrative expenses consist primarily of payroll, local taxes, investor relation expenses and professional fees.

Due to the factors discussed above, income from operations for the nine months ended September 30, 2013 was $-473,147, and net loss after income taxes for the same period was $473,795, compared to $-49,635 and $-59,231 respectively for the same period in 2012.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the nine months ended September 30, 2013, the effect of converting our financial results to Dollars was to add $32,508 to our accumulated other comprehensive income.

Liquidity and Capital Resources

Overview

As of September 30, 2013 we had working capital deficiency of $-12,477,291, a decrease of $807,258 over net working capital deficiency of $-11,670,033 at December 31, 2012.

We finance our daily operations mainly by cash flows generated from our business operations and advance from our major shareholders. Major capital expenditures in the year of 2011 were primarily financed by cash flows generated from business operations and advance from our Chairman and CEO.

Cash

Our cash as of September 30, 2013 was $15,469, an decrease of $11,291 from $26,760 as of December 31, 2012.   The decrease in the interim period ended September 30, 2013 was primarily attributable to a number of factors, including the following:

  Net cash provided by operating activities

Net cash provided by operating activities was $55,746 for the nine months ended September 30, 2013, representing an decrease of $1,476,638 or 96% from $1,532,384 for the comparable period in 2012.  The net loss for the nine months ended September 30, 2013 in the amount of $473,795 represented a decrease of $414,564 or 700% from $59,231 for the comparable period in 2012.   The net increase of operating cash flow is a result of inventory increase in the amount of $462,058, prepaid valued added and income tax increase in the amount of $77,380, tax payable increase in the amount of $5,208,accounts receivable decrease in the amount of $4,692.

  Net cash used in investing activities

The Company did not incurred any cash expenditures for investing activities during the nine months ended September 30, 2013.

  Net cash used in financing activities

Net cash used in financing activities was $67,171 for the Nine months ended September 30, 2013, as compared to $10,360,780 for the comparable period in 2012.  During the Nine months ended September 30, 2013, the company paid back $101,802 of advances from Stockholder, Chairman and CEO and received advances from related parties in the amount of $34,631.

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

The functional currency of the Company is Chinese Yuan Renminbi (“RMB”).The current exchange rates used by the Company as of September 30, 2013 and December 31, 2012 to translate the Chinese RMB to the U.S. Dollars are 6.1439:1 and 6.3086:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 6.2173:1, and 6.3180:1 for the nine months ended September 30, 2013 and 2012, respectively. Translation adjustments are included in other comprehensive income (loss).

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of September 30, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending September 30, 2013. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as of September 30, 2013, such internal control over financial reporting was not effective. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets. The aforementioned material weaknesses were identified by our Chief Financial Officer in connection with the review of our financial statements as of September 30, 2013.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company was not a party to any legal proceeding or litigation as of September 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description of Exhibit
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101	The following materials from American Jianye Greentech Holdings, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2013 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Operations;, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. This Exhibit 101 is deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN JIANYE GREENTECH HOLDINGS LTD.

Date: November 12, 2013	By:	/s/ Chu Li An
Chu Li An CEO
(Principal Executive Officer)

Date: November 12, 2013	By:	/s/ Chu Li An
Chu Li An Chief Financial Officer
(Principal Accounting Officer)