Form 10-K
period 2013-12-31
AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
filed 2014-04-14
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period ___ to ____

Commission file number: 000-53737

AJ GREENTECH HOLDINGS.

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

As of December 31, 2013, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the OTC Bulletin Board) was approximately $562,587.

At December 31, 2013, there were 233,760,148 shares of the registrant's common stock issued and outstanding.

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

We are a Nevada corporation incorporated on August 30, 2006, under the name Gateway Certifications, Inc.  On Novermber 16, 2009, our corporate name was changed to American Jianye Greentech Holdings, Ltd. and on February 13, 2014, our corporate name was changed to AJ Greentech Holdings, Ltd.

AJ Greentech Holdings Ltd. through its wholly-owned subsidiary, Jih Chih International Ltd. a corporation organized under the laws of Taiwan, The Republic of China is engaged in the business of marketing, manufacturing and distributing of green energy.

From November 2009 until October, 2013, through our China subsidiaries, we were engaged in design, marketing and distributing of alcohol base clean fuel which are designed to use less fossil fuel and have less pollution than traditional fuel.

On October 31, 2013, pursuant to agreements with one of our former directors, we transferred the stock in our China subsidiaries to the former director in exchange for cancellation of debt totaling $240,000.  As a result of the transfer of the subsidiaries, we were no longer engaged in the China cleanfuel business.  We transferred the stock of the China subsidiaries because we felt that, it not our best interest to continue China cleanfuel business as a result of our decreasing revenue, continued losses and inability to raise capital for our business

On October 31, 2013, Chu Li An acquired, for nominal consideration, 8,000,000 shares of common stock from the director who acquired the subsidiaries and 12,778,399 shares of common stock from The Chairman, who was also a director.  On November 1, 2013, Chu Li An and the Company entered into a loan agreement pursuant to which the Chu Li An agreed to lend us $100,000 initially with future loan amount up to $1,000,000, for which we issued our 6% demand promissory note in the principal amount of $100,000.  The securities were issued in Chu Li An’s name.

On November 18, 2013, we entered into agreement pursuant to which we issued to Chu Li An and her BVI company, our sole director and chief executive officer, 180,000,000 shares of common stock, in consideration of the cancellation of debt due to Chu Li An in the amount of $180,000.

As a result of the above transactions, we plan to focus on providing greentech products outside of China. Even though the company has disposed China branches, the company's new management will continue to expand the current green energy and technology business in the United States and globally, at the same time to explore many other green and renewable energy such as solar, wind power, sea power by signing licensing agreement or joint venture with other research institutes.

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

In the year ended December 31, 2013, we derived our revenue $2,051,610 from the sales generated from the consultation service to our customers.

Facilities

Employees

The Company currently has 5 full-time employees.

ITEM 1A.	RISK FACTORS

RISKS RELATED TO OUR BUSINESS

You should carefully consider the risks described below before buying our common stock. If any of the risks described below actually occurs, that event could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

 Downturns in general economic and market conditions could materially and adversely affect our business.

The greentech industry, especially the solar and electric car market, is greatly affected by economic downturns.  The sale of our solar products is related to the quantity of new building construction and renovation. Decline in housing transactions causes less demand for solar products. In addition, our solar and electric products are mainly sold through government tender bids and installed in public areas and other public buildings will likely be materially affected by economic downturns. If these municipalities have less funds budgeted for these projects as a result of general economic conditions, sales of our solar and electric car products to government agencies will be impaired.

If we are not able to compete effectively with other competitors, our prospects for future growth will be jeopardized.

There is significant competition in the greentech industry with more established companies We are not only competing with other greentech providers but also with companies offering different kind of greentech solutions, which are usually more established and have greater resources to devote to research and development, manufacturing and marketing than we have. Our competitors may promote greentech solutions which are more readily accepted by customers than our products and maybe required to reduce the prices of our products in order to remain competitive.  Our competitors may also seek to use our financial difficulties in marketing against us.

If critical components become unavailable or contract manufacturers delay their production, our business will be negatively impacted.

Stability of component supply is crucial to determine our manufacturing process. As some critical components, such as solar panels, are supplied by certain third party component manufacturers, we may be unable to acquire necessary amounts of key components at competitive prices.  Outsourcing the production of certain parts and components is one way to reduce manufacturing costs. We have selected these particular manufacturers based on their ability to consistently produce these products according to our requirements and ensure the best quality product at the most cost effective price. Contrarily, the loss of all or one of these suppliers or delays in obtaining shipments could have a adverse effect on our operations until an alternative supplier could be found, if one may be located at all.  This may cause us to breach our contracts and lose sales.

If our contract manufacturers fail to meet our requirements for quality, quantity and timeliness, our business growth could be harmed.

We design and procure key components (such as solar panels) and outsource our products to contract manufacturers. These manufacturers procure most of the raw materials for us and provide all necessary facilities and labor to manufacture our products. If these companies are to terminate their agreements with us without adequate notice, or fail to provide the required capacity and quality on a timely basis, we would be unable to process and deliver our lighting products to our customers.

Our products could contain defects or they may be installed or operated incorrectly, which could reduce sales of those products or result in claims against us.

Although we have experienced quality control and assurance personnel and established thorough quality assurance practices to ensure good product quality, defects still may be found in the future in our existing or future products.  End-users could lose their confidence in our products and company when they unexpectedly use defective products. This could result in loss of revenue, loss of profit margin, or loss of market share. Moreover, these defects could cause us to incur significant warranty, support and repair costs, and harm our relationship with our customers.

If we are unable to recruit and retain qualified personnel, our business could be harmed.

Our growth and success highly depend on qualified personnel. So we are inevitable to make all efforts to recruit and retain skilled technical, sales, marketing, managerial, manufacturing, and administrative personnel. Competitions among the industry could cause us difficultly to recruit or retain a sufficient number of qualified technical personnel, which could harm our ability to develop new products. If we are unable to attract and retain necessary key talents, it definitely will harm our ability to develop competitive product and keep good customers and could adversely affect our business and operating results.

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

Currency fluctuations may adversely affect our operating results.

Company generates revenues and incurs expenses and liabilities in foreign currency. However, it will report its financial results in the United States in U.S. Dollars. As a result, our financial results will be subject to the effects of exchange rate fluctuations between these currencies. Any events that result in a devaluation of the foreign currency versus the U.S. Dollar will have an adverse effect on our reported results. We have not entered into agreements or purchased instruments to hedge our exchange rate risks.

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

Risks Related to our Common Stock

There is a limited market for our common stock, which may make it difficult for you to sell your stock.

Our common stock trades on the OTC under the symbol “AJGH.” There is a limited trading market for our common stock and there is frequently no trading in our common stock.  As of December 31, 2013, the last reported sale price was $0.06 per share.  Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

Because our largest stockholder owns approximately 85.5% of our common stock, she can take actions requiring stockholder consent without the approval of other stockholders.

Our largest stockholder owns approximately 85.5% of our common stock.  Accordingly, she has the ability to elect all of our directors and to take any other action that requires stockholder approval without consulting other stockholders and without the participation of other stockholders.  As long as our common stock is not registered pursuant to the Securities Exchange Act, this stockholder can take action without notice to the other stockholders until stockholder action is reported on a Form 8-K.

We do not intend to solicit stockholder approval for any business we may engage in or acquire.

If we enter a new business or acquire a business, the decision will be made by our directors.  We presently have one director, who would make the decision on this matter. If stockholder approval is required under Nevada law in connection with any transaction, such approval may be obtained by the written consent of our largest stockholder, who owns 85.5% of our outstanding common stock.

Because our common stock is a penny stock, you may have difficulty selling them in the secondary trading market.

Federal regulations under the Securities Exchange Act of 1934 regulate the trading of “penny stock,” which are generally defined as any security not listed on a national securities exchange or Nasdaq, priced at less than $5.00 per share and offered by an issuer with limited net tangible assets and revenues. Our common stock is a penny stock and may not be traded unless a disclosure schedule explaining the penny stock market and the risks associated therewith is delivered to a potential purchaser prior to any trade.

In addition, because our common stock is a penny stock, broker-dealers may not process trades in our stock and brokers that do permit trades in our stock must take certain steps prior to selling a penny stock, which steps include:

●	Obtaining financial and investment information from the investor;

●	Obtaining a written suitability questionnaire and purchase agreement signed by the investor; and

●	Providing the investor a written identification of the shares being offered and the quantity of the shares.

If these penny stock rules are not followed by the broker-dealer, the purchaser has no obligation to purchase the shares. The application of these comprehensive rules will make it more difficult for broker-dealers to sell our common stock and our stockholders, therefore, may have difficulty in selling their shares in the secondary trading market, and some broker-dealers will not process purchases or sales of penny stocks.

Our stock price may be volatile and your investment in our common stock could suffer a decline in value.

As of December 31, 2014, there has only been limited trading activity in our common stock.  There can be no assurance that a market will ever develop in our common stock in the future.  If a market does not develop then stockholders would be unable to sell any of our common stock likely resulting in a complete loss of any funds they invested.

Should a market develop, the price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include:

●	the market’s perception as to our ability to develop or acquire a business;

●	our ability or perceived ability to obtain necessary funding for operations;

●	if we do develop or acquire any business, such factors as:

o	acceptance of our products in the industry;

o	announcements of technological innovations or new products by us or our competitors;

o	the effect of any regulatory issues relating to the business;

o	if the business is conducted in a country outside of the United States, risks associated with that country, its currency, including currency regulations, its government’s policy toward United States entities operating in the country;

o	government regulatory action affecting our products or our competitors’ products in both the United States and foreign countries;

o	developments or disputes concerning patent or proprietary rights;

o	the effects of environmental conditions and regulations;

o	economic conditions in the United States or abroad;

o	actual or anticipated fluctuations in our operating results;

o	broad market fluctuations; and

o	changes in financial estimates by securities analysts.

 Because we are not engaged in any business at the present time and do not have any agreements with respect to any prospective business, we do not know the exact nature of the risks associated with any business in which we may engage.  We cannot assure you that we will be able to adequately address these additional risks. If we were unable to do so, our operations might suffer. Additionally, if we engage in a business or acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our executive officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or executive officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and executive officers under Federal securities laws.

We do not intend to pay any cash dividends in the foreseeable future.

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable for smaller reporting companies.

ITEM 2.	PROPERTIES

Our corporate offices are located at 3F-1, No. 200, Sec. 3, Bade Rd. Songshan Dist, Taipei, Taiwan R.O.C. 0118862-2570-7766. Our company website is AJGreentech.com

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

	Closing Prices (1)
	High	Low
Year Ended December 31, 2013
1st Quarter	$0.11	$0.05
2nd Quarter	$0.08	$0.04
3rd Quarter	$0.05	$0.04
4th Quarter	$0.06	$0.04

Year Ended December 31, 2012
1st Quarter	$0.48	$0.18
2nd Quarter	$0.48	$0.13
3rd Quarter	$0.28	$0.09
4th Quarter	$0.17	$0.05

(1)	The above tables set forth the range of high and low closing prices per share of our common stock as reported by OTC Bulletin Board and the Pink Sheets, as applicable, for the periods indicated.

Approximate Number of Holders of Our Common Stock

On December 31, 2013, there were approximately 21 stockholders of record of our common stock.

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

Recent Sales of Unregistered Securities.

None. There is no sale of unregistered securities during the fiscal year ending Dec 31, 2013.

Recent Sales of Unregistered Securities

On November 18, 2013, we issued 20,000,000 shares of common stock to two investors at a purchase price of $0.005 per share, for a total of $100,000.  The funds were used to provide us with funds for working capital purposes.   The sale of the shares was exempt from registration pursuant to Regulation S of the SEC.  The two investors, who are accredited investors, were not U.S. Persons, as defined in Rule 902.  We did not engage any broker or investment banker and we did not pay any brokers, finders’ or placement fee in connection with the sale.

Repurchase of Equity Securities.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the fiscal year ending December 31, 2013.

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

Overview

AJ Greentech Holdings Ltd. through its wholly-owned subsidiary, Jih Chih International Ltd. a corporation organized under the laws of Taiwan, The Republic of China is engaged in the business of marketing, manufacturing and distributing of green energy.

From November 2009 until October, 2013, through our China subsidiaries, we were engaged in design, marketing and distributing of alcohol base clean fuel which are designed to use less fossil fuel and have less pollution than traditional fuel.

On October 31, 2013, pursuant to agreements with one of our former directors, we transferred the stock in our China subsidiaries to the former director in exchange for cancellation of debt totaling $240,000.  As a result of the transfer of the subsidiaries, we were no longer engaged in the China cleanfuel business.  We transferred the stock of the China subsidiaries because we felt that, it not our best interest to continue China cleanfuel business as a result of our decreasing revenue, continued losses and inability to raise capital for our business

On October 31, 2013, Chu Li An acquired, for nominal consideration, 8,000,000 shares of common stock from the director who acquired the subsidiaries and 12,778,399 shares of common stock from The Chairman, who was also a director.  On November 1, 2013, Chu Li An and the Company entered into a loan agreement pursuant to which the Chu Li An agreed to lend us $100,000 initially with future loan amount up to $1,000,000, for which we issued our 6% demand promissory note in the principal amount of $100,000.  The securities were issued in Chu Li An’s name.

On November 18, 2013, we entered into agreement pursuant to which we issued to Chu Li An and her BVI company, our sole director and chief executive officer, 180,000,000 shares of common stock, in consideration of the cancellation of debt due to Chu Li An in the amount of $180,000.

As a result of the above transactions, we plan to focus on providing greentech products outside of China. Even though the company has disposed China branches, the company's new management will continue to expand the current green energy and technology business in the United States and globally, at the same time to explore many other green and renewable energy such as solar, wind power, sea power by signing licensing agreement or joint venture with other research institutes.

Results of Operations

For the year ended December 31, 2013, we derived our revenues of $2,051,610 from the consulting service, sales of methanol-based and ethanol based fuels to our customers, comparing to $2,128,701 for the year ended December 31, 2012.

Our gross profit margin during the year ended December 31, 2013 was 9.9%, comparing to 9.2% in last year. This figure represents our regular gross profit margin as a marketing company and distributor.

Selling, general and administrative expenses for the year ended December 31, 2013 were $148,896 or 7.3% of net sales, comparing to $156,707 or 7.4% for the last fiscal year. Selling, general and administrative expenses consist of provision for doubtful debts, primarily of payroll, local taxes, investor relation expenses and professional fees.

Income from operations for the year ended December 31, 2013 was $18,258, and net income after income taxes for the same year was $18,258, comparing to $17,842 and $14,809, respectively for the last fiscal year.

Our business operates primarily in Taiwanese Dollars(“TWD”), but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from TWD to Dollars results in translation adjustments. While our net income is added to the retained earnings on our balance sheets; the translation adjustments are added to a line item on our balance sheets labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Taiwanese currencies than of the success of our business. During the year ended December 31, 2013, the effect of converting our financial results to U.S. Dollars was to add $15,199 to our accumulated other comprehensive income.

Liquidity and Capital Resources

Our operations to date have been funded primarily by operations, advance from our majority stockholder, CEO and Chairman and capital contributions.

At December 31, 2013 and 2012, we had cash and cash equivalents of $140,987 and $128,662, respectively. Our cash at December 31, 2013 was increased by $12,325 from December 31, 2012.

Our current assets at December 31, 2013 were $2,428,132, compared to $1,126,884 at December 31, 2012. This increase reflects increases in accounts receivable of $2,187,035, inventory of $89,702, , prepaid value added taxes of $47, prepayment and other current assets of $1,561,and partially offset by decreases in advance on purchases of $8,800.

Our current liabilities at December 31, 2013 were $2,901,611, compared to $1,507,744 at December 31, 2012. This increase reflects an increase in accounts payable of $1,335,276, advance from stockholder, chairman and CEO of $1,41,504 and borrowings of 1,420,732, partially offset by decreases in tax payable of $1,952, accrued expenses and other current liabilities of $2,147 .

Our accounts receivable, net of allowance for doubtful accounts, increased $1,249,529, mainly due to the company increased selling in Taiwan during the year ended in December 31, 2013.

Inventories at December 31, 2013 increased by $38,074 from December 31, 2012, which is mainly due to the company increased the selling in Taiwan, the production raised consequently during the year ended in December 31, 2013.

Accounts payable increased $338,098 at December 31, 2013 compared to December 31, 2012, primarily due to purchases of raw material was rising during the year ended in December 31, 2013..

Statements of Cash Flows

Our cash increased $12,325 during 2013, as compared to 2012. In 2013, we used cash in the amounts of $0.85 million from our operating activities. We obtained cash in the amount of $0.84 million in financing activities and used cash of $1 thousand from investing activities. In 2012, we generated cash in the amount of $0.28 million in operating activities and $0.66 million in financing activities, and we used cash in the amount of $1.2 million through investing activities.

Net Cash Provided by (Used in) Operating Activities

In 2013, net cash used in operating activities of $853,709 was mainly comprised of cash paid in account receivable of $1,249,529, impairment of assets of $11,306,197, cash paid in inventories of $38,074, an increase in account payable of $338,098, an decrease in prepayments and other current assets of $1,283, a decrease in tax payable of $1,741, an increase in advance of $55,293, and an decrease in accrued expenses and other current liabilities of $1,123.

In 2012, net cash obtained in operating activities of $280,231 was mainly comprised of cash used in account receivable of $779,135, cash used in inventories of $51,628, a increase in account payable of $994,540, an decrease in prepayments and other current assets of $4,776, a decrease in tax payable of $430, an increase in advance of $86,211, and a decrease in accrued expenses and other current liabilities of $808.

Cash Used in Investing Activities

In 2013, cash outflow from investing activities of $1147 was due to made towards property and equipment.

In 2012, cash used in investing activities of $1,156,504 was due to payment made towards PPE.

Cash Provided by Financing Activities

In 2013, cash generation in financing activities of $837,732 consisted of issuance of common stock of $152,000, new borrowings of $1,003,340, and long term debt repayment of $317,608.

In 2012, cash provided in financing activities of $662,346 consisted of issuance of common stock of $172,000, increase in long term debt of $412,800, borrowing of $206,400, long term debt repayment of $115,415, dividends payment of $7,532, and other payment of $5,907.

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

During the course of internal evaluation, following control weaknesses are noted for the fiscal year ended December 31, 2013 that required correction:

• no independent director exists in the Board of Directors, and the directors have a little understanding about U.S. GAAP and Sarbanes-Oxley Act 404 requirements in 2013. The Company plans to have corrected this deficiency in 2014.

Based upon their evaluation as of the end of the period covered by this annual report, the Company's chief executive officer and chief financial officer concluded that, due to the significant deficiencies in internal control over financial reporting described below, the Company's disclosure controls and procedures are not effective as of December 31, 2013.

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

Management is currently reviewing its staffing and systems in order to remedy the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2013. Additionally, the Registrant’s management has concluded that the Registrant has a material weakness associated with its U.S. GAAP expertise.

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

None.

AJ Greentech Holdings, Ltd. and Subsidiary

December 31, 2013 and 2012

Canuswa Accounting & Tax Services Inc.

1050 Larrabee Ave., Suite 104-314, Bellingham, WA 98225

1172 Murphy Ave., Suite 204, San Jose, CA 95131

          U.S.A.

Tel: (415)329-5779     E-mail: zjcpa@canuswa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Inc.

We have audited the accompanying balance sheet of AJ Greentech Holdings Ltd. as of December 31, 2013 and the related statements of operation, changes in shareholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  AJ Greentech Holdings Ltd. as of December 31, 2013   and the results of its operation and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Canuswa Accounting & Tax Services Inc.

Bellingham, Washington 98225

April 14, 2014

F-1

Report of Independent Registered Public Accounting Firm

AJ Greentech Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets
	31-Dec-13	31-Dec-12

ASSETS
CURRENT ASSETS:
Cash	$140,987	$128,662
Accounts receivable	2,187,035	937,506
Inventories	89,702	51,628
Advance on purchases	8,800	9,063
Prepaid value added taxes	47	11
Prepaid corp. income taxes
Prepayments and other current assets	1,561	15
Total Current Assets	$2,428,132	$1,126,884
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	1,229,233	1,287,709
Accumulated depreciation	(71,318)	(74,062)
PROPERTY, PLANT AND EQUIPMENT, net	1,157,915	1,213,647
ASSETS HELD FOR SALE
Assets held for sale
Impairment allowance
ASSETS HELD FOR SALE ,net
LAND USE RIGHT
Land use right-deposit
Accumulated amortization
LAND USE RIGHT
SOFTWARE, net
OTHER ASSETS	6,555	19,426
Total Assets	$3,592,602	$2,359,957
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Borrowings	1,420,732	417,392
Accounts payable	1,335,276	997,178
Advances from related parties
Advances from Stockholder, Chairman and CEO	141,504	86211
Taxes payable	1,952	3,693
Accrued expenses and other current liabilities	2,147	3,270
Total Current Liabilities	$2,901,611	$1,507,744
Long Term Debt	60,000	557,608

Total Liabilities	$2,961,611	$2,065,352
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock:	233,760	33,760
Accumulated deficit	(1,105,897)	(1,702,621)
Additional paid-in capital	1,110,240	1,030,240
Retained earnings	(501,239)	54,298
Accumulated other comprehensive income:
Foreign currency translation gain(loss)	894,127	878,928
Total Stockholders' Equity	$630,991	$294,605
Total Liabilities and Stockholders' Equity	$3,592,602	$2,359,957

See accompanying notes to the consolidated financial statements.

F-2

AJ Greentech Holdings, Ltd. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	31-Dec-13	31-Dec-12
NET REVENUES	$2,051,610	$2,128,701
COST OF GOODS SOLD	1,848,908	1,933,740
GROSS PROFIT	202,702	194,961
OPERATING EXPENSES:
Selling and general and administrative expenses	248,896	156,707
Total operating expenses	248,896	156,707
Income from interest	274	181
Interest Expense	41,093	21,564
Other Income (expenses)	5,272	971
INCOME BEFORE INCOME TAXES	$(81,742)	$17,842
INCOME TAX PROVISION		3,033
Loss from operation of the entities spun off	(473,795)	(59,231)
NET INCOME (LOSS)	$(555,537)	$(44,422)
OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	15,199	130,750
COMPREHENSIVE INCOME	$(540,338)	$86,328
NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:
Net loss per common share - basic and diluted	0	0
Weighted Average Common Shares Outstanding - basic and diluted	233,760,148	233,760,148

See accompanying notes to the consolidated financial statements.

F-3

AJ Greentech Holdings, Ltd. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
For the Year Ended December 31, 2013 and 2012

	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Foreign Currency Translation Gain	Accumulated Surplus/Deficit	Total Stockholders' Equity
Balance, December 31, 2011	33,760,148	$33,760	$1,030,240	$16,454,333	$747,773		$18,266,106
Balance, December 31, 2012	33,760,148	33,760	1,030,240	54,298	878,928	(1,702,621)	294,605
Issuance of common stock for debt cancellation of $180000, Nov. 18 2013	180,000,000	180,000	0				180,000
Issuance of common shares for cash at $0.005 per share, Nov. 18 2013	20,000,000	20,000	80,000				100,000
Net income/loss				(555,537)			(555,537)
Foreign currency translation gain					32,508		32,508
Foreign currency translation loss					(17,309)		(17,309)
Accumulated Surplus/Deficit						596,724	596,724
Balance, December 31, 2013	233,760,148	$233,760	$1,110,240	$(501,239)	$894,127	$(1,105,897)	$630,991

See accompanying notes to the consolidated financial statements.

F-4

AJ Greentech Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flows

	Dec-31-13	Dec-31-12
Operating Activities, Cash Flows Provided By or Used In
Net Income (Loss)	$ (555,537)	$ (44,422)
Adjustments To Net Income
Loss from operations of the entities spun off	473,795	59,231
Depreciation	12,828	9,177
Amortisation	12,416	12,453
Loss on sale of PPE	2,158
Interest Received	(1,011)	(181)
Changes In operating assets and liabilities
Accounts Receivables	(1,249,529)	(779,135)
Inventories	(38,074)	(51,628)
Prepayments	243	(4,776)
Other Current Assets	(1,526)
Accrued Expenses and Other Current Liabilities	(1,123)	(808)
Accounts Payables	338,098	994,540
Tax Payables	(1,741)	(430)
Advances	55,293	86,211
Total Cash Flow From Operating Activities	$ (953,709)	$ 280,231
Investing Activities, Cash Flows Provided By or Used In
Purchase of PPE		(1,189,487)
Decrease in Other Assets	12,871
Loss on sale of PPE	(2,158)
Other asset	(12,871)	32,802
Interest received	1,011	181
Total Cash Flows From Investing Activities	$ (1,147)	$ (1,156,504)
Financing Activities, Cash Flows Provided By or Used In
Issue common stock	352,000	172,000
Long term debt repayment	(497,608)	(115,415)
Increase in additional paid-in capital	80,000
Increase in long term debt		412,800
Net Borrowings	1,003,340	206,400
Dividends paid		(7,532)
Other Cash Flows from Financing Activities		(5,907)
Total Cash Flows From Financing Activities	$ 937,732	$ 662,346
Effect Of Exchange Rate Changes	29,450	14,565
Change In Cash and Cash Equivalents	12,325	(199,361)
Cash at beginning of the period	$ 128,662	$ 328,023
Cash at end of the period	$ 140,987	$ 128,662
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid
Income tax paid

AJ Greentech Holdings, Ltd. and Subsidiaries

December 31, 2013and 2012

Notes to the Consolidated Financial Statements

Note 1 – Organization and Operations

AJ Greentech Holdings Ltd. is a Nevada corporation incorporated on August 30, 2006, under the name Gateway Certifications, Inc.  On Novermber 16, 2009, our corporate name was changed to American Jianye Greentech Holdings, Ltd. and on February 13, 2014, our corporate name was changed to AJ Greentech Holdings, Ltd.

AJ Greentech Holdings Ltd. through its wholly-owned subsidiary, Jih Chih International Ltd. a corporation organized under the laws of Taiwan, The Republic of China is engaged in the business of marketing, manufacturing and distributing of green energy.

From November 2009 until October, 2013, through our China subsidiaries, we were engaged in design, marketing and distributing of alcohol base clean fuel which are designed to use less fossil fuel and have less pollution than traditional fuel.

On October 31, 2013, pursuant to agreements with one of our former directors, we transferred the stock in our China subsidiaries to the former director in exchange for cancellation of debt totaling $240,000.  As a result of the transfer of the subsidiaries, we were no longer engaged in the China cleanfuel business.  We transferred the stock of the China subsidiaries because we felt that, it not our best interest to continue China cleanfuel business as a result of our decreasing revenue, continued losses and inability to raise capital for our business

On October 31, 2013, Chu Li An acquired, for nominal consideration, 8,000,000 shares of common stock from the director who acquired the subsidiaries and 12,778,399 shares of common stock from The Chairman, who was also a director.  On November 1, 2013, Chu Li An and the Company entered into a loan agreement pursuant to which the Chu Li An agreed to lend us $100,000 initially with future loan amount up to $1,000,000, for which we issued our 6% demand promissory note in the principal amount of $100,000.  The securities were issued in Chu Li An’s name.

On November 18, 2013, we entered into agreement pursuant to which we issued to Chu Li An and her BVI company, our sole director and chief executive officer, 180,000,000 shares of common stock, in consideration of the cancellation of debt due to Chu Li An in the amount of $180,000.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results.

Segment Information

ASC 280 requires companies to report information about operating segment in interim and annual financial statements. It also requires segment disclosures about products and services geographic and major customers. The Company has determined that it does not have any separately reportable operating segments.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with ASC 605 (Originally issued as Staff Accounting Bulletin (SAB) 104). Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.   Discounts provided to customers by the Company at the time of sale are recognized as a reduction in sales as the products are sold. Sales taxes are not recorded as a component of sales.

Fair Value of Financial Instruments

The fair values of the Company’s accrued expenses and other current liabilities approximate their carrying values due to the relatively short maturities of these instruments. The carrying value of the Company’s short and long term debt approximates fair value based on management’s best estimate of the interest rates that would be available for similar debt obligations having similar terms at the balance sheet date.

Impairment of Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC 360, Property, Plant and Equipment. The Company periodically evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

The assumptions used by management in determining the future cash flows are critical. In the event these expected cash flows are not realized, future impairment losses may be recorded.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized.

The Company adopted ASC 740-10-25, Income Taxes- Overall-Recognition, on January 1, 2007, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize any additional liabilities for uncertain tax positions as a result of the implementation of ASC 740-10-25.

Net Loss per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive warrants and options and convertible securities. Because the Company incurred losses for the year ended February 28, 2013, the number of basic and diluted shares of common stock is the same since any effect from outstanding warrants would be anti-dilutive.

Gain (Loss) on Exchange

Foreign-currency transactions, which related to the operations of the spun-off entities, are recorded in New Taiwan dollars (“NTD”) at the rates of exchange in effect when the transactions occur. Gains or losses resulting from the application of different foreign exchange rates when cash in foreign currency is converted into NTD, or when foreign-currency receivables or payables are settled, are credited or charged to income in the year of conversion or settlement. On the balance sheet dates, the balances of foreign-currency assets and liabilities are restated at the prevailing exchange rates and the resulting differences are charged to current income.

Translation Adjustment

The Company’s financial statements are presented in the U.S. dollar ($), which is the Company’s reporting and functional currency. The functional currency of the Company’s subsidiaries is TWD. Transactions in foreign currencies are initially recorded at the functional currency rate prevailing at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of operations. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange prevailing at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of operations.

In accordance with ASC 830, Foreign Currency Matters, the Company translates the assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from TWD into U.S. dollar are recorded in stockholders’ equity as part of accumulated other comprehensive income. The exchange rates used for interim financial statements in accordance with ASC 830, Foreign Currency Matters, are as follows:

Average Rate for the year	December 31, 2012
Taiwan dollar (TWD)	TWD	29.7100
United States dollar ($)		$1.00000

Exchange Rate at	December 31, 2013
Taiwan dollar (TWD)	TWD	29.9750
United States dollar ($)		$1.0000

Comprehensive Income (Loss)

Comprehensive income (loss) includes accumulated foreign currency translation gains and losses with respect to the spun-off entities.

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

Note 3 – Accounts Receivable

Accounts receivable at December 31, 2013 and 2012 consisted of the following:

	December 31, 2013	December 31, 2012
Accounts receivable	$2,187,035	$937,506
Allowance for doubtful accounts

	$2,187,035	$937,506

Note 4 – Property, Plant and Equipment

Property, plant and equipment, stated at cost, less accumulated depreciation at December 31, 2013 and 2012 consisted of the following:

	December 31, 2013	December 31, 2012
Land	$774,685	$797,879
Buildings	380,224	391,608
Equipments	74,324	81,813
Other		16,409
	1,229,233	1,287,709
Less: Accumulated depreciation	71,318	74,062
Total	$1,157,915	$1,213,647

NOTE 5- PREPAYMENTS AND OTHER RECEIVABLES

	December 31, 2013	December 31, 2012
Advance on purchase	$8,800	$9,063
Advance on insurrance	35
Prepayments		15
Total	$8,835	$9,078

NOTE 6– OPERATING EXPENSES

	December 31, 2013	December 31, 2012
Total operating expenses	$148,896	$156,707

NOTE 7 – RELATED PARTY TRANSACTIONS

	December 31, 2013	December 31, 2012
Non-interest bearing and payable on demand to Chief Executive Officer of the Company	$60,000	-
Non-interest bearing and payable on demand to its prior directors of the Company	-	$240,000
Total	$60,000	$240,000

NOTE 8 – CAPITAL STOCK AND SHARE-BASED PAYMENT

On November 18, 2013, the Company entered debt cancellation agreement with the Company's director which the Company issued 180,000,000 shares of common stock to cancel the Company's indebtedness in the principal amount of $180,000.

On November 18, 2013, we issued 20,000,000 shares of common stock to two investors at a purchase price of $0.005 per share, for a total of $100,000.  The funds were used to provide us with funds for working capital purposes.   The sale of the shares was exempt from registration pursuant to Regulation S of the SEC.

On November 30, 2013, the company entered into an agreement to acquire all of the issued and outstanding stock of Jin Chih International, Ltd., a Taiwan corporation, from its sole owner Chu Li An for five million shares of the Company’s common stock. As of December 31, 2013, the stock has not been issued.

NOTE 9 – INCOME TAXES

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has experienced operating losses for U.S. federal income tax purposes since inception. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.

NOTE 10 – SPIN-OFF OF SUBSIDIARIES TRANSACTION

On October 31, 2013, pursuant to agreements with one of our former directors, we transferred the stock in our China subsidiaries to the former director in exchange for cancellation of debt. As a result of these transactions, the Company had spun off wholly-owned subsidiaries as of October 31, 2013 and for period December 31, 2012 to December 31, 2013.

At December 31, 2013, the assets and liabilities of the spun off entities were not included in assets or liabilities of the Company, and, for the period ended December 31, 2013, the results of operations of the spun off entities through October 31, 2013 are reflected as a net loss from spun off entities. At December 31, 2012, the assets and liabilities of the spun off subsidiaries are reflected on the balance sheet as assets or liabilities of entity spun off, and the results of the operations of the subsidiaries are reflected as loss from the operation of entity spun off.

As a part of the spin off transaction of the Company’s subsidiaries, the net liabilities of the subsidiaries were adjusted to additional paid in capital.

The components of loss from operations of the entity spun off for the year ended December 31, 2013 are shown below:

SPUN OFF SUBSIDIARIES OF AJ GREENTECH HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS

	31-Dec-13	31-Dec-12

ASSETS
CURRENT ASSETS:
Cash		$26,760
Accounts receivable		522
Inventories		659,745
Advance on purchases		—
Prepaid value added taxes		151,892
Prepaid corp. income taxes		9,440
Prepayments and other current assets		3,329
Total Current Assets		851688
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment		349,686
Accumulated depreciation		(349,215)
PROPERTY, PLANT AND EQUIPMENT, net		471
ASSETS HELD FOR SALE
Assets held for sale		24,957,771
Impairment allowance		(11,306,197)
ASSETS HELD FOR SALE ,net		13,651,574
LAND USE RIGHT
Land use right-deposit		—
Accumulated amortization		—
LAND USE RIGHT		—
SOFTWARE, net
OTHER ASSETS
Total Assets		$14,503,733
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable		$—
Advances from related parties		470,223
Advances from Stockholder, Chairman and CEO		11,939,176
Taxes payable		8,640
Accrued expenses and other current liabilities		103,702
Total Current Liabilities		12,521,741
Total Liabilities		12,521,741
Net Asset of the entities spun off		1,981,992

SPUN OFF SUBSIDIARIES OF AJ GREENTECH HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
	31-Dec-13	31-Dec-12

NET REVENUES	$ 480,725	$ 3,678,606
COST OF GOODS SOLD	468,158	3,598,217
GROSS PROFIT	12,567	80,389
OPERATING EXPENSES:
Selling and General and administrative expenses	485,714	130,024
Total operating expenses	485,714	130,024
INCOME BEFORE INCOME TAXES	(473,147)	(49,635)
INCOME TAX PROVISION	648	9,596
NET LOSS FROM ENTITIES SPUN OFF	$ (473,795)	$ (59,231)

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

As of December 31, 2013, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

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

Name (1)	Age	Title
Chu Li An	52	Chief Executive Officer, Chief Financial Officer, Director

Ms. Chu, 51, served as chief executive officer of Jin Chih International Co., Ltd., a international trade company from September 2001 through present 2013. From September 2008 to September 2013, Ms. Chu served as president of Wealthy Link Technology Corp. Ms. Chu received her undergradte degree in business from Ming Chuan College in 1982, and MBA degree in Business from Angelo State University in Texas in 1987.

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

Board Attendance

During 2013, the board of directors did not hold any meetings.  All actions were taken by actions in writing.

ITEM 11.	EXECUTIVE COMPENSATION

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2013 and December 31, 2012 by each person who served as chief executive officer and chief financial officer during the year ended December 31. 2013.

SUMMARY COMPENSATION TABLE

	Fiscal	Salary	Bonus	Stock Awards	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
Chu Li An, chief executive and financial officer (1)	2013	$300000	0	0	0	300000

Daliang Yang, former chief executive (2)	2013	0	0	0	0	0
	2012	30,000	0	0	0	30,000

Yulin Yang, former chief financial offcer (3)	2013	0	0	0	0	0
	2012	30,000	0	0	0	30,000

(1)    Ms. Chu Li An has served as chief executive and financial officer since October 2013.

(2)    Mr. Yang resigned as chief executive officer in September 30 2013.

(3)    Ms. Yang resigned as chief financial officer in September 30 2013.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2013.

	Option awards				Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Chu Li An Chairman, CEO	—	—	$—	—	—	—	—	—

Daliang Yang, Chief Executive Officer	—	—	$—	—	—	—	—	—

Yulin Yang, Chief Financial Officer	—	—	$—	—	—	—	—	—

*Resigned September 30, 2013

Remuneration of Directors

None of the members of the Board of Directors receives remuneration for service on the Board.

Executive Employment Contracts

We have no employment agreements with any of our officers.

Equity Compensation Plan Information

Our board of directors and stockholders approved the 2013 long term incentive plan, which covers the issuance of 2,000,000 shares.  The plan provides for the grant of stock options or restricted stock grants to employees and consultants.  No shares were issued under the plan during 2013, and there are no outstanding options under the plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of outstanding Registrant Common Stock as of December 31, 2013 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of Class (2)
Chu Li An	90,000,000	38.50%
Jenus International Financial Group	90,000,000	38.50%
	-	-%
	-	-%
All Directors and Executive Officers as a Group (4 persons)	180,000,000	77.00%

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

(2) For each shareholder, the calculation of percentage of beneficial ownership is based upon 233,760,148 shares of Common Stock outstanding as of December 31, 2013, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

EMPLOYMENT AGREEMENTS

We have employment agreements with CEO, Chu Li An on Oct. 1, 2013 for 5 years, subject to automatic renewals of another 5 years at the rate of $30,000 per year.

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

Transactions with Related Persons

On October 31, 2013, pursuant to agreements with one of our former directors, we transferred the stock in our China subsidiaries to the former director in exchange for cancellation of debt totaling $240,000.  As a result of the transfer of the subsidiaries, we were no longer engaged in the China cleanfuel business.  We transferred the stock of the China subsidiaries because we felt that, it not our best interest to continue China cleanfuel business as a result of our decreasing revenue, continued losses and inability to raise capital for our business

On October 31, 2013, Chu Li An acquired, for nominal consideration, 8,000,000 shares of common stock from the director who acquired the subsidiaries and 12,778,399 shares of common stock from The Chairman, who was also a director.  On November 1, 2013, Chu Li An and the Company entered into a loan agreement pursuant to which the Chu Li An agreed to lend us $100,000 initially with future loan amount up to $1,000,000, for which we issued our 6% demand promissory note in the principal amount of $100,000.  The securities were issued in Chu Li An’s name.

On November 18, 2013, we entered into agreement pursuant to which we issued to Chu Li An and her BVI company, our sole director and chief executive officer, 180,000,000 shares of common stock, in consideration of the cancellation of debt due to Chu Li An in the amount of $180,000.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	2013	2012
Audit fees(1)	$35,000	$48,000
Audit-related fees	$—	$—
Tax fees(2)	$—	$—
All other fees	$—	$—
Total	$35,000	$48,000

(1)	Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by C Canuswa Accounting & Tax Services Inc. for our consolidated financial statements as of and for the year ended December 31, 2013.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

Exhibit No.	Description
3.1(1)	Articles of Incorporation
3.2(1)	By-Laws
4.1(1)	Form of Share Certificate
10.1(1)	Private Placement Memorandum
10.2(1)	Subscription Agreement
10.3(1)	Registration Rights Agreement
10.4(2)	Employment Agreement dated Oct. 1, 2013 between American Jianye Greentech Holdings Ltd. and Chu Li An.
10.19(3)	Certificate of Amendment dated February 13 of changing name to AJ Greentech Holdings. Ltd.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99.1	Taiwan subsidiary 2 year proforma financial statemens*

(1) Filed as exhibits to the registrant’s Form SB-2 filed with the Commission on June 29, 2007.

(2) Filed as exhibits to the registrant’s Form 8-K filed with the Commission on Oct. 1, 2013.

(3) Filed as exhibits to the registrant’s Form 8-K filed with the Commission on February 19, 2014.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AJ GREENTECH HOLDINGS LTD.

Date: April 14, 2014	By:	/s/ Chu Li An
Chu Li An Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chu Li An	Chief Financial Officer, Director	4/14/2014
Chu Li An	(Principal Financial Officer)

/s/ Chu Li An	Chief Executive Officer	4/14/2014
Chu Li An