Form 10-Q
period 2014-03-31
AMERICAN JIANYE GREENTECH HOLDINGS, LTD.
filed 2014-05-14
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-53737

AJ GREENTECH HOLDINGS, LTD.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2014: 233,760,148 shares of common stock.

AJ GREENTECH HOLDINGS, LTD.

FORM 10-Q

March 31, 2014

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
SIGNATURES

AJ Greentech Holdings, Ltd. and Subsidiaries

March 31, 2014 and 2013

AJ Greentech Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets

	31-Mar-14	31-Dec-13
ASSETS
CURRENT ASSETS:
Cash	$11,766	$140,987
Accounts receivable	1,505,039	2,187,035
Inventories	200,390	89,702
Advance on purchases	8,668	8,800
Prepaid value added taxes	4,502	47
Prepaid corp. income taxes
Prepayments and other current assets	721	1,561
Total Current Assets	$1,731,086	$2,428,132
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	1,210,832	1,229,233
Accumulated depreciation	(70,250)	(71,318)
PROPERTY, PLANT AND EQUIPMENT, net	1,140,581	1,157,915
OTHER ASSETS	6,457	6,555
Total Assets	$2,878,124	$3,592,602
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Borrowings	1,320,359	1,420,732
Accounts payable	724,274	1,335,276
Advances	139,386
Advances from Stockholder, Chairman and CEO		141,504
Tax	411	1,952
Accrued expenses and other current liabilities		2,147
Total Current Liabilities	$2,184,430	$2,901,611
Long Term Debt		60,000

Total Liabilities	$2,184,430	$2,961,611
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock:	233,760	233,760
Accumulated deficit	(1,107,925)	(1,105,897)
Additional paid-in capital	1,110,240	1,110,240
Retained earnings	(486,258)	(501,239)
Accumulated other comprehensive income:
Foreign currency translation gain(loss)	943,877	894,127
Total Stockholders' Equity	$693,694	$630,991
Total Liabilities and Stockholders' Equity	$2,878,124	$3,592,602

See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings, Ltd. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	31-Mar-14	31-Mar-13
NET REVENUES	$269,431	$454,291
COST OF GOODS SOLD	233,172	449,053
GROSS PROFIT	36,259	5,238
OPERATING EXPENSES:
Selling and General and administrative expenses	18,416	9,470
Total operating expenses	17,843	9,470
Income from interest
Interest Expense	(2,862)
Other Income (expenses)
INCOME BEFORE INCOME TAXES	$14,981	$(4,232)
INCOME TAX PROVISION
Loss from operation of the entities spun off
NET INCOME (LOSS)	14,981	(4,232)
OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	49,750	6,751
COMPREHENSIVE INCOME	$64,731	$2,519
NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:
Net loss per common share - basic and diluted	$0.00	$0.00
Weighted Average Common Shares Outstanding - basic and diluted	233,760,148	33,760,148

 See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings, Ltd. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
For the Year Ended March 31, 2014 and 2013

	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Foreign Currency Translation Gain	Accumulated Surplus/Deficit	Total Stockholders' Equity
Balance, December 31, 2012	33,760,148	33,760	1,030,240	54,298	878,928	(1,702,621)	294,605
Issuance of common stock for debt cancellation of $180000, Nov. 18 2013	180,000,000	180,000	0				180,000
Issuance of common shares for cash at $0.005 per share, Nov. 18 2013	20,000,000	20,000	80,000				100,000
Net income/loss				(555,537)			(555,537)
Foreign currency translation gain					32,508		32,508
Foreign currency translation loss					(17,309)		(17,309)
Accumulated Surplus/Deficit						596,724	596,724
Balance, December 31, 2013	233,760,148	233,760	1,110,240	(501,239)	894,127	(1,105,897)	630,991
Net income/loss				14,981			14,981
Foreign currency translation loss					47,722		47,722
Accumulated Surplus/Deficit
Balance, March 31, 2014	233,760,148	233,760	1,110,240	(486,258)	941,849	(1,105,897)	693,694

 See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flows

	31-Mar-14	31-Mar-13
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	14,981	(4,232)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense		—
Impairment of assets		—
Gain on foreign currency exchange rate change on investment
Stock based compensation		—
Changes in operating assets and liabilities:
Accounts receivable	645,309	525
Inventories	(111,690)	449,574
Advance on purchases		—
Stock subscription receivables		—
Prepaid value added taxes	1,498	74,128
Prepaid corp income taxes		—
Prepayments and other current assets		(7,619)
Accounts payable	(589,216)	—
Unearned revenue	(2,109)	819
Taxes payable	(6,633)	237
Accrued expenses and other current liabilities		2,200
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(47,860)	515,632
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayment made to) related parties	(78,865)	12,546
Advances from stockholder, Chairman and CEO		(528,700)
NET CASH PROVIDED BY FINANCING ACTIVITIES		(516,154)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,497)	109
NET CHANGE IN CASH	(129,221)	(413)
Cash at beginning of the period	140,987	26,760
Cash at end of period	11,766	26,347
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	2,862	—
Income tax paid	—	—

See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings, Ltd. and Subsidiaries

March 31, 2014 and 2013

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

On October 31, 2013, pursuant to agreements with one of our former directors, we transferred the stock in our China subsidiaries to the former director in exchange for cancellation of debt totaling $240,000.  As a result of the transfer of the subsidiaries, we were no longer engaged in the China cleanfuel business.  We transferred the stock of the China subsidiaries because we felt that, it not our best interest to continue China cleanfuel business as a result of our decreasing revenue, continued losses and inability to raise capital for our business

At December 31, 2013, the assets and liabilities of the spun off subsidiaries were not included in assets or liabilities of the Company.  For the year ended December 31, 2013, the results of operations of the spun off entities through September 30, 2013 are reflected as a net loss from spun off entities.  For the quarter ended March 31, 2013, the results of the operations of the Taiwan subsidiary is reflected as the operation of firm.  At March 31, 2014, the result of the operations of the Taiwan subsidiary is reflected as the operation of the firm.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2013 and notes contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2014.

Principles of Consolidation

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Foreign Currency Transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification (“Section 830-20-35”) for foreign currency transactions. Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than U.S. Dollar, the Company’s reporting currency or Taiwanese New Dollar or TWD, the Company’s Taiwanese operating subsidiaries' functional currency. Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments. Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in section 830-10-20 of the FASB Accounting Standards Codification; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

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

Note 3 – Accounts Receivable

Accounts receivable at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
Accounts receivable	$1,505,039	$2,187,035
Allowance for doubtful accounts
	$1,505,039	$2,187,035

Note 4 – Inventories

	March 31, 2014	December 31, 2013
Inventory	$200,390	$89,702

	$200,390	$89,702

Note 5 – Property, Plant and Equipment

Property, plant and equipment, stated at cost, less accumulated depreciation at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
Land	$1,210,832	$1,229,233
Buildings	763,088	774,685
Equipments	374,532	380,224
Other	73,212	74,324

Less: Accumulated depreciation	(70,250)	(71,318)
Total	$1,140,581	$1,157,915

Note 6 – Related Party Transactions

	March 31, 2014			December 31, 2013
Non-interest bearing and payable on demand to Chief Executive Officer of the Company	$			60,000
Non-interest bearing and payable on demand to its prior directors of the Company		-	$
Total	$			$60,000

Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies for transactions denominated in currencies other than TWD, the functional currency due to the fact the majority of the Company’s purchasing activities are transacted in foreign currencies.

The Company had no foreign currency hedges in place for the interim period ended March 31, 2014 or 2013 to reduce such exposure.

Note 7 - Foreign Operations

Operations

Substantially all of the Company’s operations are carried out and all of its assets are located in Taiwan. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in Taiwan. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, monetary policies, anti-inflationary measures, currency fluctuation and remittances and methods of taxation, among other things.

Note 8 – Subsequent Events

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

Results of Operations

For the three months ended March 31, 2014, we derived our revenues of $269,431 from the consulting service, sales of methanol-based and ethanol based fuels to our customers, comparing to $454,291 for the three months ended March 31, 2013. The Company experienced major drop in revenues due to the corporate restructuring .

Our gross profit margin during the three months ended March 31, 2014 was 13%, compared to 1% for the same period in 2013. This figure represents our regular gross profit margin as a marketing company and distributor.

Selling, general and administrative expenses for the three months ended March 31, 2014 were $18,416 or 7% of net sales, compared to $9,470 or 2% for the same period of the last fiscal year. Selling, general and administrative expenses consist primarily of payroll, local taxes, investor relation expenses and professional fees.

Due to the factors discussed above, income from operations for the three months ended March 31, 2014 was $14,981, compared to $-4,232 for the same period in 2013.

Our business operates primarily in Taiwanese Dollar (“TWD”), but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from TWD to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Taiwanese currencies than of the success of our business. During the three months ended March 31, 2014, the effect of converting our financial results to Dollars was to add $49,750 to our accumulated other comprehensive income.

Liquidity and Capital Resources

Overview

We finances our daily operations mainly by cash flows generated from our business operations and advance from our major shareholders.

Cash

Our cash as of June 30, 2013 was $11,766, a decrease of $129,221 from $140,987 as of December 31, 2013.

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

The functional currency of the Company is Taiwanese New Dollar (“TWD”).The current exchange rates used by the Company as of March 31,2014 and December 31, 2013 to translate the TWD to the U.S. Dollars are 30.430:1 and 29.975:1, respectively. Revenues and expenses are translated using the prevailing average exchange rates at 30.397:1, and 29.748:1 for the three months ended March 31,2014 and 2013, respectively. Translation adjustments are included in other comprehensive income (loss).

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of March 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending March 31, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company was not a party to any legal proceeding or litigation as of March 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description of Exhibit
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101	The following materials from AJ Greentech Holdings, Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Operations;, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. This Exhibit 101 is deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AJ GREENTECH HOLDINGS LTD.

Date: May 14, 2014	By:	/s/ Chu Li An
Chu Li An CEO
(Principal Executive Officer)

Date: May 14, 2014	By:	/s/ Chu Li An
Chu Li An Chief Financial Officer
(Principal Accounting Officer)