Form 10-K/A
period 2013-12-31
AJ GREENTECH HOLDINGS.
filed 2014-07-10
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No.1 on Form 10-K/A amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2014 (the “Original Filing”).

The purpose of this Amendment No.1 on Form 10-K/A is to respond to certain comments received from the Staff of the SEC.  For convenience and ease of reference, the Company is filing this Form 10-K/A in its entirety with all applicable changes and unless otherwise stated, all information contained in this amendment is as of April 14, 2014, the filing date of the Original Filing. Except as stated herein, this Form 10-K/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the original Form 10-K that may have been affected by events or transactions occurring subsequent to such filing date.

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

We have audited the accompanying balance sheet of AJ Greentech Holdings Ltd. as of December 31, 2013 and 2012 and the related statements of operation, changes in shareholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  AJ Greentech Holdings Ltd. as of December 31, 2013 and 2012  and the results of its operation and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Canuswa Accounting & Tax Services Inc.

Bellingham, Washington 98225

July 10, 2014

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

Exhibit No.	Description
3.1(1)	Articles of Incorporation
3.2(1)	By-Laws
4.1(1)	Form of Share Certificate
10.1(1)	Private Placement Memorandum
10.2(1)	Subscription Agreement
10.3(1)	Registration Rights Agreement
10.4(2)	Employment Agreement dated Oct. 1, 2013 between American Jianye Greentech Holdings Ltd. and Chu Li An.
10.19(3)	Certificate of Amendment dated February 13 of changing name to AJ Greentech Holdings. Ltd.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99.1(4)	Taiwan subsidiary 2 year proforma financial statements

(1) Filed as exhibits to the registrant’s Form SB-2 filed with the Commission on June 29, 2007.

(2) Filed as exhibits to the registrant’s Form 8-K filed with the Commission on Oct. 1, 2013.

(3) Filed as exhibits to the registrant’s Form 8-K filed with the Commission on February 19, 2014.

(4) Filed as exhibits to the registrant’s Form 10-K filed with the Commission on April 14, 2014.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AJ GREENTECH HOLDINGS LTD.

Date: July 10, 2014	By:	/s/ Chu Li An
Chu Li An Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chu Li An	Chief Financial Officer, Director	7/10/2014
Chu Li An	(Principal Financial Officer)

/s/ Chu Li An	Chief Executive Officer	7/10/2014
Chu Li An