Form 10-Q
period 2014-06-30
AJ GREENTECH HOLDINGS.
filed 2014-08-18
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

AJ GREENTECH HOLDINGS, LTD.

FORM 10-Q

June 30, 2014

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Control and Procedures	17

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	20
SIGNATURES

AJ Greentech Holdings, Ltd. and Subsidiaries

June 30, 2014 and 2013

AJ Greentech Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash	42,587	140,987
Accounts receivable	1,625,692	2,187,035
Inventories	179,385	89,702
Advance on purchases		8,800
Prepaid value added taxes		47
Prepaid corp. income taxes
Prepayments and other current assets	35	1,561
Total Current Assets	1,847,700	2,428,132
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	1,225,553	1,229,233
Accumulated depreciation	(71,104)	(71,318)
PROPERTY, PLANT AND EQUIPMENT, net	1,154,449	1,157,915
OTHER ASSETS	6,536	6,555
Total Assets	3,008,684	3,592,602
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Borrowings	374,625	1,420,732
Notes payable	58,843
Accounts payable	641,695	1,335,276
Advances	141,080
Advances from Stockholder, Chairman and CEO		141,504
Tax	349	1,952
Accrued expenses and other current liabilities		2,147
Total Current Liabilities	1,216,592	2,901,611
Long Term Debt	905,388	60,000

Total Liabilities	2,121,981	2,961,611
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock:	233,760	233,760
Accumulated deficit	(1,105,897)	(1,105,897)
Additional paid-in capital	1,110,240	1,110,240
Retained earnings	(459,076)	(501,239)
Accumulated other comprehensive income:
Foreign currency translation gain(loss)	1,107,677	894,127
Total Stockholders' Equity	886,703	630,991
Total Liabilities and Stockholders' Equity	3,008,684	3,592,602

See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings, Ltd. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	June 30, 2014	June 30, 2013
NET REVENUES	665,212	470,673
COST OF GOODS SOLD	556,679	461,312
GROSS PROFIT	108,533	9,361
OPERATING EXPENSES:
Selling and General and administrative expenses	44,858	39,620
Total operating expenses	63,676	(30,259)
Income from interest
Interest Expense	(21,513)
Other Income (expenses)
INCOME BEFORE INCOME TAXES	42,163	(30,259)
INCOME TAX PROVISION
Loss from operation of the entities spun off
NET INCOME (LOSS)	42,163	(30,259)
OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	213,550	25,100
COMPREHENSIVE INCOME	255,713	(5,159)
NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:
Net loss per common share - basic and diluted	0.00	0.00
Weighted Average Common Shares Outstanding - basic and diluted	233,760,148	33,760,148

See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings, Ltd. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
For the Year Ended June 30, 2014 and 2013

	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Foreign Currency Translation Gain	Accumulated Surplus/Deficit	Total Stockholders' Equity
Balance, December 31, 2012	33,760,148	33,760	1,030,240	54,298	878,928	(1,702,621)	294,605
Issuance of common stock for debt cancellation of $180,000, Nov. 18, 2013	180,000,000	180,000	0				180,000
Issuance of common shares for cash at $0.005 per share, Nov. 18, 2013	20,000,000	20,000	80,000				100,000
Net income/loss				(555,537)			(555,537)
Foreign currency translation gain					32,508		32,508
Foreign currency translation loss					(17,309)		(17,309)
Accumulated Surplus/Deficit						596,724	596,724
Balance, December 31, 2013	233,760,148	233,760	1,110,240	(501,239)	894,127	(1,105,897)	630,991
Net income/loss				42,163			14,981
Foreign currency translation loss					213,550		47,722
Accumulated Surplus/Deficit
Balance, June 30, 2014	233,760,148	233,760	1,110,240	(459,076)	1,107,677	(1,105,897)	886,703

See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings, Ltd. and Subsidiaries

June 30, 2014 and 2013

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

Note 3 – Accounts Receivable

Accounts receivable at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
Accounts receivable	$1,625,692	$2,187,035
Allowance for doubtful accounts
	$1,625,692	$2,187,035

Note 4 – Inventories

	June 30, 2014	December 31, 2013
Inventory	$179,385	$89,702

	$179,385	$89,702

Note 5 – Property, Plant and Equipment

Property, plant and equipment, stated at cost, less accumulated depreciation at December 31, 2013 and 2012 consisted of the following:

	June 30, 2014	December 31, 2013
Property, Plant and Equipment	$1,225,553	$1,229,233
Land	772,366	774,685
Buildings	379,086	380,224
Equipment	74,102	74,324

Less: Accumulated depreciation	(71,104)	(71,318)
	$1,154,449	$1,157,915

Note 6 – Related Party Transactions

	June 30, 2014		December 31, 2013
Non-interest bearing and payable on demand to Chief Executive Officer of the Company	$		$60,000
Non-interest bearing and payable on demand to its prior directors of the Company		—
Total	$		$60,000

Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies for transactions denominated in currencies other than TWD, the functional currency due to the fact the majority of the Company’s purchasing activities are transacted in foreign currencies.

The Company had no foreign currency hedges in place for the interim period ended June 30, 2014 or 2013 to reduce such exposure.

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

Results of Operations

For the six months ended June 30, 2014, we derived our revenues of $665,212 from the consulting service, etc., comparing to $470,673 from the sales of methanol-based and ethanol based fuels to our customers for the six months ended June 30, 2013.

Our gross profit margin during the six months ended June 30, 2014 was 16%, compared to 2% for the same period in 2013. This figure represents our regular gross profit margin as a marketing company and distributor.

Selling, general and administrative expenses for the six months ended June 30, 2014 were $44,858 or 7% of net sales, compared to $39,620 or 8% for the same period of the last fiscal year. Selling, general and administrative expenses consist primarily of payroll, local taxes, investor relation expenses and professional fees.

Due to the factors discussed above, income from operations for the six months ended June 30, 2014 was $42,163, compared to $-30,259 for the same period in 2013.

Our business operates primarily in Taiwanese Dollar (“TWD”), but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from TWD to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Taiwanese currencies than of the success of our business. During the six months ended June 30, 2014, the effect of converting our financial results to Dollars was to add $213,550 to our accumulated other comprehensive income.

Liquidity and Capital Resources

Overview

We finances our daily operations mainly by cash flows generated from our business operations and advance from our major shareholders.

Cash

Our cash as of June 30, 2014 was $42,587, a decrease of $98,400 from $140,987 as of December 31, 2013.

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

The functional currency of the Company is Taiwanese New Dollar (“TWD”).The current exchange rates used by the Company as of June 30, 2014 to translate the TWD to the U.S. Dollars are 30.0300:1. Revenues and expenses are translated using the prevailing average exchange rates at 29.7698:1 for the six months ended June 30, 2014, respectively. Translation adjustments are included in other comprehensive income (loss).

As of June 30, 2013, the functional currency of the Company is Chinese Yuan Renminbi (“RMB”).The current exchange rates used by the Company as of June 30, 2013 to translate the Chinese RMB to the U.S. Dollars are 6.2741:1. Revenues and expenses are translated using the prevailing average exchange rates at 6.2814:1 for the six months ended June 30, 2013. Translation adjustments are included in other comprehensive income (loss).

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company was not a party to any legal proceeding or litigation as of June 30, 2014.

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

AJ GREENTECH HOLDINGS LTD.

Date: August 18, 2014	By:	/s/ Chu Li An
Chu Li An CEO
(Principal Executive Officer)

Date: August 18, 2014	By:	/s/ Chu Li An
Chu Li An Chief Financial Officer
(Principal Accounting Officer)

