Form 10-Q
period 2014-09-30
AJ GREENTECH HOLDINGS.
filed 2014-11-13
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended Sept 30, 2014

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

AJ GREENTECH HOLDINGS, LTD.

FORM 10-Q

Sept 30, 2014

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
SIGNATURES

AJ Greentech Holdings, Ltd. and Subsidiaries

Sept 30, 2014 and 2013

AJ Greentech Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash	320,685	140,987
Accounts receivable	160,413	2,187,035
Inventories	193,092	89,702
Advance on purchases		8,800
Prepaid value added taxes		47
Prepaid corp. income taxes
Prepayments and other current assets	305,040	1,561
Total Current Assets	979,230	2,428,132
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	1,207,151	1,229,233
Accumulated depreciation	(70,037)	(71,318)
PROPERTY, PLANT AND EQUIPMENT, net	1,137,115	1,157,915
OTHER ASSETS	6,437	6,555
Total Assets	2,122,782	3,592,602
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Borrowings	954,604	1,420,732
Notes payable	83,094
Accounts payable	43,628	1,335,276
Advances	142,679
Advances from Stockholder, Chairman and CEO		141,504
Tax	343	1,952
Accrued expenses and other current liabilities		2,147
Total Current Liabilities	1,224,349	2,901,611
Long Term Debt	0	60,000

Total Liabilities	1,224,349	2,961,611
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock:	233,760	233,760
Accumulated deficit	(1,105,897)	(1,105,897)
Additional paid-in capital	1,110,240	1,110,240
Retained earnings	(441,861)	(501,239)
Accumulated other comprehensive income:
Foreign currency translation gain(loss)	1,102,191	894,127
Total Stockholders' Equity	898,433	630,991
Total Liabilities and Stockholders' Equity	2,122,782	3,592,602

See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings, Ltd. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	September 30, 2014	September 30, 2013
NET REVENUES	1,166,074	480,725
COST OF GOODS SOLD	1,018,055	468,158
GROSS PROFIT	148,019	12,567
OPERATING EXPENSES:
Selling and General and administrative expenses	63,644	485,714
Total operating expenses	84,375	(473,147)
Income from interest
Interest Expense	(24,997)
Other Income (expenses)
INCOME BEFORE INCOME TAXES	59,378	(473,147)
INCOME TAX PROVISION		648
Loss from operation of the entities spun off
NET INCOME (LOSS)	59,378	(473,795)
OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	208,064	32,508
COMPREHENSIVE INCOME	267,442	(441,287)
NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:
Net loss per common share - basic and diluted	0.00	(0.01)
Weighted Average Common Shares Outstanding - basic and diluted	33,760,148	33,760,148

 See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings, Ltd. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
For the Year Ended Sep 30, 2014 and 2013

	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Foreign Currency Translation Gain	Accumulated Surplus/Deficit	Total Stockholders' Equity
Balance, December 31, 2012	33,760,148	33,760	1,030,240	54,298	878,928	(1,702,621)	294,605
Issuance of common stock for debt cancellation of $180,000, Nov. 18 2013	180,000,000	180,000	0				180,000
Issuance of common shares for cash at $0.005 per share, Nov. 18 2013	20,000,000	20,000	80,000				100,000
Net income/loss				(555,537)			(555,537)
Foreign currency translation gain					32,508		32,508
Foreign currency translation loss					(17,309)		(17,309)
Accumulated Surplus/Deficit						596,724	596,724
Balance, December 31, 2013	233,760,148	233,760	1,110,240	(501,239)	894,127	(1,105,897)	630,991
Net income/loss				59,378			59,378
Foreign currency translation loss					208,064		208,064
Accumulated Surplus/Deficit
Balance, Sep 30, 2014	233,760,148	233,760	1,110,240	(441,861)	1,102,191	(1,105,897)	898,433

 See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings, Ltd. and Subsidiaries

Sept 30, 2014 and 2013

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

On October 31, 2013, pursuant to agreements with one of our former directors, we transferred the stock in our China subsidiaries to the former director in exchange for cancellation of debt totaling $240,000.  As a result of the transfer of the subsidiaries, we were no longer engaged in the China cleanfuel business.  We transferred the stock of the China subsidiaries because we felt that, it not our best interest to continue China cleanfuel business as a result of our decreasing revenue, continued losses and inability to raise capital for our business

At December 31, 2013, the assets and liabilities of the spun off subsidiaries were not included in assets or liabilities of the Company.  For the year ended December 31, 2013, the results of operations of the spun off entities through September 30, 2013 are reflected as a net loss from spun off entities. At September 30, 2014, the result of the operations of the Taiwan subsidiary is reflected as the operation of the firm.

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

Note 3 – Accounts Receivable

Accounts receivable at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
Accounts receivable	$160,413	$2,187,035
Allowance for doubtful accounts
	$160,413	$2,187,035

Note 4 – Inventories

	September 30, 2014	December 31, 2013
Inventory	$193,092	$89,702

	$193,092	$89,702

Note 5 – Property, Plant and Equipment

Property, plant and equipment, stated at cost, less accumulated depreciation at Sep 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
Property, Plant and Equipment	1,207,151	$1,229,233
Land	760,768	774,685
Buildings	373,394	380,224
Equipments	72,989	74,324
Less: Accumulated depreciation	(70,037)	(71,318)
	$1,137,115	$1,157,915

Note 6 – Related Party Transactions

	September 30, 2014		December 31, 2013
Non-interest bearing and payable on demand to Chief Executive Officer of the Company	$		$60,000
Non-interest bearing and payable on demand to its prior directors of the Company		—
Total	$		$60,000

Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies for transactions denominated in currencies other than TWD, the functional currency due to the fact the majority of the Company’s purchasing activities are transacted in foreign currencies.

The Company had no foreign currency hedges in place for the interim period ended September 30, 2014 or 2013 to reduce such exposure.

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

Results of Operations

For the nine months ended September 30, 2014, we derived our revenues of $1,166,074 from the consulting service, etc., comparing to $480,725 from the sales of methanol-based and ethanol based fuels to our customers for the nine months ended September 30, 2013.

Our gross profit margin during the nine months ended September 30, 2014 was 13%, compared to 3% for the same period in 2013. This figure represents our regular gross profit margin as a marketing company and distributor.

Selling, general and administrative expenses for the nine months ended September 30, 2014 were $63,644 or 5% of net sales, compared to $485,714 or 101% for the same period of the last fiscal year. Selling, general and administrative expenses consist primarily of payroll, local taxes, investor relation expenses and professional fees.

Due to the factors discussed above, income from operations for the nine months ended September 30, 2014 was $59,378, compared to -$473,147 for the same period in 2013.

Our business operates primarily in Taiwanese Dollar (“TWD”), but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from TWD to Dollars results in translation adjustments.  While our net income is added to the retained earnings on our balance sheet; the translation adjustments are added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Taiwanese currencies than of the success of our business. During the nine months ended September 30, 2014, the effect of converting our financial results to Dollars was to add $208,064 to our accumulated other comprehensive income.

Liquidity and Capital Resources

Overview

We finances our daily operations mainly by cash flows generated from our business operations and advance from our major shareholders.

Cash

Our cash as of September 30, 2014 was $320,685, an increase of $179,698 from $140,987 as of December 31, 2013.

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

The functional currency of the Company is Taiwanese New Dollar (“TWD”).The current exchange rates used by the Company as of September 30, 2014 to translate the TWD to the U.S. Dollars are 30.4878:1. Revenues and expenses are translated using the prevailing average exchange rates at 30.0300:1 for the nine months ended June 30, 2014, respectively. Translation adjustments are included in other comprehensive income (loss).

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company was not a party to any legal proceeding or litigation as of September 30, 2014.

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

AJ GREENTECH HOLDINGS LTD.

Date: November 13, 2014	By:	/s/ Chu Li An
Chu Li An CEO
(Principal Executive Officer)

Date: November 13, 2014	By:	/s/ Chu Li An
Chu Li An Chief Financial Officer
(Principal Accounting Officer)