Form 10-K/A
period 2013-12-31
AJ GREENTECH HOLDINGS.
filed 2015-01-12
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period ___ to ____

Commission file number: 000-53737

AJ GREENTECH HOLDINGS.

(Name of registrant in its charter)

Nevada	47-2148252
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

EXPLANATORY NOTE

This Amendment No.2 on Form 10-K/A amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2014 (the “Original Filing”).

The purpose of this Amendment No.2 on Form 10-K/A is to respond to certain comments received from the Staff of the SEC.  For convenience and ease of reference, the Company is filing this Form 10-K/A in its entirety with all applicable changes, including providing updated Selected Financial Data.

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

On October 31, 2013, pursuant to agreements with one of our former directors, we transferred the stock in our China subsidiaries to the former director in exchange for cancellation of debt totaling $240,000.  As a result of the transfer of the subsidiaries, we were no longer engaged in the China cleanfuel business.  We transferred the stock of the China subsidiaries because we felt that, it not our best interest to continue China cleanfuel business as a result of our decreasing revenue, continued losses and inability to raise capital for our business

On October 31, 2013, Chu Li An acquired, for nominal consideration, 8,000,000 shares of common stock from the director who acquired the subsidiaries and 12,778,399 shares of common stock from The Chairman, who was also a director.  On November 1, 2013, Chu Li An and the Company entered into a loan agreement pursuant to which the Chu Li An agreed to lend us $100,000 initially with future loan amount up to $1,000,000, for which we will issue our 6% demand promissory note in the principal amount of $100,000.  As of December 31, 2013, the note has not been issued.

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

In addition, because our common stock is a penny stock, broker-dealers may not process trades in our stock and brokers that do permit trades in our stock must take certain steps prior to selling a penny stock, which steps include:

•	Obtaining financial and investment information from the investor;

•	Obtaining a written suitability questionnaire and purchase agreement signed by the investor; and

•	Providing the investor a written identification of the shares being offered and the quantity of the shares.

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

Should a market develop, the price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include:

•	the market’s perception as to our ability to develop or acquire a business;

•	our ability or perceived ability to obtain necessary funding for operations;

•	if we do develop or acquire any business, such factors as:

o	acceptance of our products in the industry;

o	announcements of technological innovations or new products by us or our competitors;

o	the effect of any regulatory issues relating to the business;

o	if the business is conducted in a country outside of the United States, risks associated with that country, its currency, including currency regulations, its government’s policy toward United States entities operating in the country;

o	government regulatory action affecting our products or our competitors’ products in both the United States and foreign countries;

o	developments or disputes concerning patent or proprietary rights;

o	the effects of environmental conditions and regulations;

o	economic conditions in the United States or abroad;

o	actual or anticipated fluctuations in our operating results;

o	broad market fluctuations; and

o	changes in financial estimates by securities analysts.

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

Recent Sales of Unregistered Securities.

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

Results of Operations

For the year ended December 31, 2013, we derived our revenues of $640,579 from the sales $480,725 of methanol-based and ethanol based fuels to our customers operated by Chinese subsidiary during the period ended October 31, 2013 and the sales $$159,854 of consulting service, sales of methanol-based and ethanol based fuels to our customers operated by the Taiwan subsidiary, comparing to $3,678,606 from methanol-based and ethanol based fuels sales for the year ended December 31, 2012.

Our gross profit margin during the year ended December 31, 2013 was 6.8%, comparing to 2.2% in last year. This figure represents our business in Chinese subsidiary before spinning off has decreased and the new business from acquisition of Taiwan subsidiary bring us marketing gross profit about 10%.

Selling, general and administrative expenses for the year ended December 31, 2013 were $523,058, comparing to $16,495,233 for the last fiscal year. Selling, general and administrative expenses consist of provision for doubtful debts, primarily of payroll, local taxes, investor relation expenses and professional fees. In the fiscal year of 2010, the company planned to expend RMB155,339,629 ($24,430,232) to construct an ethanol and methanol manufacturing facility. The part of construction was completed as of December 31,2011, The original cost of the construction was RMB 99,339,629 ($15,623,123). The original cost of land use right was 6,030,400($9,558,920).In the fiscal year of 2012, the construction plan was modified and narrow construction scale. The company decided to sale and reclassify the property and land use right to assets held for sale as of December 31,2012. The impairments of assets held for sale was RMB 157,448,594 ($24,957,771).The net value of assets held for sale was RMB 86,122,320($13,651,574).

Our new business operates primarily in Taiwanese Dollars (“TWD”), but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from TWD to Dollars results in translation adjustments. While our net income is added to the retained earnings on our balance sheets; the translation adjustments are added to a line item on our balance sheets labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Taiwanese currencies than of the success of our business. During the year ended December 31, 2013, the effect of converting our financial results to U.S. Dollars was to add $243,368 to our accumulated other comprehensive income.

Liquidity and Capital Resources

Our operations to date have been funded primarily by operations, advance from our majority stockholder, CEO and Chairman and capital contributions.

At December 31, 2013 and 2012, we had cash and cash equivalents of $138,738 and $26,760, respectively. Our cash at December 31, 2013 was increased by $111,978 from December 31, 2012.

Our current assets at December 31, 2013 were $2,177,352, compared to $851,688 at December 31, 2012. This increase mainly reflects increases in accounts receivable and partially offset by decreases in the inventory.

Our current liabilities at December 31, 2013 were $1,958,373, compared to $12,521,721 at December 31, 2012. This decrease mainly reflects a significant decrease of advance from stockholder and chairman and CEO because of the spinning off Chinese subsidiary and partially offset by increase in accounts payable, advance from customers and borrowing as we acquired a new Taiwan subsidiary.

Statements of Cash Flows

Our cash increased $111,978 during 2013, as compared to $8,494 during 2012. In 2013, we used cash the amounts of $7,371 in our operating activities. We obtained cash in the amount of $45,785 and $73,641 from investing activities and financing activities. In 2012, we used cash the amount of $2,702,694 in operating activities and $6,157,726 in financing activities, and we obtain cash the amount of $8,876,590 through investing activities.

Net Cash Used in Operating Activities

In 2013, net cash used in operating activities of $7,371 was mainly comprised of the decrease $480,555 from net loss, the increase $5,997 from depreciation, the increase $2,158 from loss on sale of PPE, the decrease $23 from interest received and the increase $465,052 from changes in operating assets and liabilities.

In 2012, net cash used in operating activities of $2,702,694 was mainly comprised of the decrease $16,414,844 from net loss, the increase $348,373 from depreciation, the increase 11,306,197 from impairment of assets and the increase $2,057,580 from changes in operating assets and liabilities.

Cash Provided by Investing Activities

In 2013, cash inflow from investing activities of $45,785 was due to the loss on sale of PPE $2,158, the decrease $15,469 from Spinning off the Chinese subsidiary and the increase $63,412 from acquisition of the Taiwan subsidiary.

In 2012 , cash inflow from investing activities of $8,876,590 was due to made towards property and equipment.

Cash Provided by (Used in) Financing Activities

In 2013, cash generation in financing activities of $73,641 consisted of issuance of common stock of $100,000, new borrowings of $284,621, advance from related parties of $34,631, repayment of advance from majority shareholder, CEO and Chairman of $201,802, long term debt repayment of $143,832 and interest received $23.

In 2012, cash used in financing activities of $6,157,726 consisted of repayment of advance from majority shareholder, CEO and Chairman of $6,404,812 and cash provided in advance from related parties of $247,086

Off-Balance Sheet Arrangements

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

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv)collectability is reasonably assured.

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

The financial records of the Company's Chinese operating subsidiaries are maintained in their local currency, the Renminbi (“RMB”), which is the functional currency. The financial records of the Company's Taiwan operating subsidiaries acquired on November 30, 2013 are maintained in their local currency, the “TWD”, which is also the functional currency. Assets and liabilities are translated from the local currency into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the consolidated financial statements. Foreign currency translation gain (loss) resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated other comprehensive income in the consolidated statement of stockholders’ equity.

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

The fair value of option or warrant award is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

☐	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. The contractual term of share options or similar instruments is used as expected term of share options or similar instruments for the Company if it is a newly formed corporation.

☐	Expected volatility of the entity’s shares and the method used to estimate it. An entity that uses a method that employs different volatilities during the contractual term shall disclose the range of expected volatilities used and the weighted-average expected volatility. A thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

☐	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected contractual life of the option and similar instruments.

☐	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option and similar instruments.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

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

Consolidated Financial Statements

The full text of our audited consolidated financial statements as of December 31, 2013, and 2012 begins on page F-1 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company changes auditors in March 2013 and September of 2013. Please refer to 8-K dated March 7, 2013 and 8-K dated September 10, 2013.

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

/s/ Canuswa Accounting & Tax Services Inc.

Bellingham, Washington 98225

January 9, 2015

Report of Independent Registered Public Accounting Firm

AJ Greentech Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets
	Dec. 31, 2013	Dec. 31, 2012

ASSETS
CURRENT ASSETS:
Cash	$138,738	$26,760
Accounts receivable	1,940,325	522
Inventories	89,434	659,745
Prepaid value added taxes	47	151,892
Prepaid corp. income taxes	—	9,440
Prepayments and other current assets	8,808	3,329
Total Current Assets	$2,177,352	$851,688
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	1,225,553	349,686
Accumulated depreciation	(71,104)	(349,215)
PROPERTY, PLANT AND EQUIPMENT, net	1,154,449	471
ASSETS HELD FOR SALE
Assets held for sale	—	24,957,771
Impairment allowance	—	(11,306,197)
ASSETS HELD FOR SALE ,net	—	13,651,574
SOFTWARE, net	—	—
OTHER ASSETS	6,536	—
Total Assets	$3,338,337	$14,503,733
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Borrowings	659,246	—
Accounts payable	1,094,474	—
Advances from customers	141,080	—
Advances from related parties	—	470,223
Advances from Stockholder, Chairman and CEO	60,000	11,939,176
Taxes payable	1,627	8,620
Accrued expenses and other current liabilities	1,946	103,702
Total Current Liabilities	$1,958,373	$12,521,721
Long Term Debt	753,711	—

Total Liabilities	$2,712,084	$12,521,721
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock:	233,760	33,760
Additional paid-in capital	(288,332)	1,030,240
Retained earnings	(441,066)	39,489
Accumulated other comprehensive income:
Foreign currency translation gain(loss)	1,121,891	878,523
Total Stockholders' Equity	$626,253	$1,982,012
Total Liabilities and Stockholders' Equity	$3,338,337	$14,503,733

See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings, Ltd. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	The year ended Dec. 31, 2013	The year ended Dec. 31, 2012
NET REVENUES	640,579	3,678,606
COST OF GOODS SOLD	596,756	3,598,217
GROSS PROFIT	43,823	80,389
OPERATING EXPENSES:
Selling and general and administrative expenses	523,058	16,495,233
Total operating expenses	523,058	16,495,233
Income from interest	23	—
Interest Expense	3,583	—
Other Income (expenses)	2,888	—
INCOME BEFORE INCOME TAXES	(479,907)	(16,414,844)
INCOME TAX PROVISION	648	—
NET INCOME (LOSS)	(480,555)	(16,414,844)
OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	243,368	130,750
COMPREHENSIVE INCOME	(237,187)	(16,284,094)
NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:
Net loss per common share - basic and diluted	0.00	0.48
Weighted Average Common Shares Outstanding - basic and diluted	233,760,148	33,760,148

See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings, Ltd. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
For the Year Ended December 31, 2013 and 2012

	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Foreign Currency Translation Gain	Total Stockholders' Equity
Balance, December 31, 2012	33,760,148	33,760	1,030,240	39,489	878,523	1,982,012
Issuance of common stock for debt cancellation of $180,000, Nov. 18 2013	180,000,000	180,000	—	—	—	180,000
Issuance of common shares for cash at $0.005 per share, Nov. 18 2013	20,000,000	20,000	80,000	—	—	100,000
Net income/loss	—	—	—	(480,555)	—	(480,555)
Foreign currency translation gain (loss)	—	—	—	—	243,368	243,368
Spin off the Chinese subsidiary	—	—	(2,120,725)	—	—	(2,120,725)
Acquisition of the Taiwan subsidiary	—	—	722,153	—	—	722,153
Balance, December 31, 2013	233,760,148	233,760	(288,332)	(441,066)	1,121,891	626,253

See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flows

	Dec. 31, 2013	Dec. 31, 2012
Operating Activities, Cash Flows Provided By or Used In
Net Income (Loss)	(480,555)	(16,414,844)
Adjustments To Net Income
Depreciation	5,997	348,373
Impairment of assets	—	11,306,197
Loss on sale of PPE	2,158	—
Interest Received	(23)	—
Changes In operating assets and liabilities
Accounts Receivables	91,308	3,016,062
Inventories	462,058	748,141
Prepayments	(5,173)	149,778
Other Current Assets	77,338	69,920
Accrued Expenses and Other Current Liabilities	(1,945)	3,730
Accounts Payables	(150,170)	(1,916,255)
Tax Payables	444	(38,432)
Advances	(8,808)	24,636
Total Cash Flow From Operating Activities	(7,371)	(2,702,694)
Investing Activities, Cash Flows Provided By or Used In
Disposal of PPE	—	8,876,590
Loss on sale of PPE	(2,158)	—
Spin off the Chinese subsidiary	(15,469)	—
Acquisition of the Taiwan subsidiary	63,412	—
Total Cash Flows From Investing Activities	45,785	8,876,590
Financing Activities, Cash Flows Provided By or Used In
Issuance common stock	100,000	—
Advances from (repayment made to) related parties	34,631	247,086
Advances from (repayment made to) stockholder, Chairman and CEO	(201,802)	(6,404,812)
Long term debt repayment	(143,832)	—
Net Borrowings	284,621	—
Interest received	23	—
Total Cash Flows From Financing Activities	73,641	(6,157,726)
Effect Of Exchange Rate Changes	(77)	(7,676)
Change In Cash and Cash Equivalents	111,978	8,494
Cash at beginning of the period	26,760	18,266
Cash at end of the period	138,738	26,760
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	3,583	—
Income tax paid	—	18,160

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

On October 31, 2013, pursuant to agreements with one of our former directors, we transferred the stock in our China subsidiaries to the former director in exchange for cancellation of debt totaling $240,000.  As a result of the transfer of the subsidiaries, we were no longer engaged in the China cleanfuel business.  We transferred the stock of the China subsidiaries because we felt that, it not our best interest to continue China cleanfuel business as a result of our decreasing revenue, continued losses and inability to raise capital for our business

On October 31, 2013, Chu Li An acquired, for nominal consideration, 8,000,000 shares of common stock from the director who acquired the subsidiaries and 12,778,399 shares of common stock from The Chairman, who was also a director.  On November 1, 2013, Chu Li An and the Company entered into a loan agreement pursuant to which the Chu Li An agreed to lend us $100,000 initially with future loan amount up to $1,000,000, for which we will issue our 6% demand promissory note in the principal amount of $100,000.  As of December 31, 2013, the note has not been issued.

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

Average Rate for the month	December 31, 2013
Taiwan dollar (TWD)	TWD	1
United States dollar ($)		$0.0336

Exchange Rate at	December 31, 2013
Taiwan dollar (TWD)	TWD	1
United States dollar ($)		$0.0333

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

NOTE 3 – Accounts Receivable

Accounts receivable at December 31, 2013 and 2012 consisted of the following:

	December 31, 2013	December 31, 2012
Accounts receivable	$1,940,325	$522
Allowance for doubtful accounts
	$1,940,325	$522

NOTE 4 – Property, Plant and Equipment

Property, plant and equipment, stated at cost, less accumulated depreciation at December 31, 2013 and 2012 consisted of the following:

	December 31, 2013	December 31, 2012
Land	772,366	—
Buildings	379,086	348,029
Equipments	74,101	—
Other	—	1,657
	1,225,553	349,686
Less: Accumulated depreciation	71,104	349,215
Total	1,154,449	471

NOTE 5– Prepayments and other receivables

	December 31, 2013	December 31, 2012
Advance on purchase	$8,808	$—
Prepayments	—	3,329
Total	$8,808	$3,329

NOTE 6– Operating expenses

	December 31, 2013	December 31, 2012
Total operating expenses	523,058	16,495,233

NOTE 7 – RELATED PARTY TRANSACTIONS

	December 31, 2013	December 31, 2012
Non-interest bearing and payable on demand to Chief Executive Officer of the Company	$60,000	$—
Non-interest bearing and payable on demand to its prior directors of the Company	—	240,000
Total	$60,000	$240,000

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

NOTE 10 – SPIN-OFF OF SUBSIDIARIES TRANSACTION

On October 31, 2013, pursuant to agreements with one of our former directors, we transferred the stock in our China subsidiaries to the former director in exchange for cancellation of debt $240,000. As a result of these transactions, the Company had spun off wholly-owned subsidiaries as of October 31, 2013.

At December 31, 2013, the assets and liabilities of the spun off entities were not included in assets or liabilities of the Company. For the period ended October 31, 2013, the results of operations of the spun off entities through January 1, 2013 were included in the income statement of the Company.  At December 31, 2012, as a part of the spin off transaction of the Company’s subsidiaries, the net assets and liabilities of the subsidiaries deducting the debt $240,000 were adjusted to additional paid in capital.

SPUN OFF SUBSIDIARIES OF AJ GREENTECH HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS

	Nov. 30, 2013	Dec. 31, 2012

ASSETS
CURRENT ASSETS:
Cash	$ 15,469	$26,760
Accounts receivable	5,227	522
Inventories	215,371	659,745
Advance on purchases	—	—
Prepaid value added taxes	78,584	151,892
Prepaid corp. income taxes	9,693	9,440
Prepayments and other current assets	8,627	3,329
Total Current Assets	332,971	851,688
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	359,060	349,686
Accumulated depreciation	(358,577)	(349,215)
PROPERTY, PLANT AND EQUIPMENT, net	483	471
ASSETS HELD FOR SALE
Assets held for sale	25,626,816	24,957,771
Impairment allowance	(11,609,283)	(11,306,197)
ASSETS HELD FOR SALE ,net	14,017,533	13,651,574
LAND USE RIGHT
Land use right-deposit	—	—
Accumulated amortization	—	—
LAND USE RIGHT	—	—
SOFTWARE, net	—	—
OTHER ASSETS	—	—
Total Assets	$ 14,350,987	$14,503,733
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$ —	$—
Advances from related parties	517,459	470,223
Advances from Stockholder, Chairman and CEO	11,598,538	11,939,176
Taxes payable	8,853	8,620
Accrued expenses and other current liabilities	105,412	103,702
Total Current Liabilities	12,330,262	12,521,721
Total Liabilities	$ 12,330,262	$12,521,721
Net Asset of the entities spun off	2,120,725	1,982,012

SPUN OFF SUBSIDIARIES OF AJ GREENTECH HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
	The period ended Oct.31,2013	The year ended Dec.31,2012

NET REVENUES	$ 480,725	$3,678,606
COST OF GOODS SOLD	468,158	3,598,217
GROSS PROFIT	12,567	80,389
OPERATING EXPENSES:
Selling and General and administrative expenses	485,714	16,495,233
Total operating expenses	485,714	16,495,233
INCOME BEFORE INCOME TAXES	(473,147)	(16,414,844)
INCOME TAX PROVISION	648	—
NET LOSS	(473,795)	(16,414,844)

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

Ms. Chu, 51, served as chief executive officer of Jin Chih International Co., Ltd., a international trade company from September 2001 through present 2013. From September 2008 to September 2013, Ms. Chu served as e president of Wealthy Link Technology Corp. Ms. Chu received her undergradte degree in business from Ming Chuan College in 1982, and MBA degree in Business from Angelo State University in Texas in 1987.

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

SUMMARY COMPENSATION TABLE

Name and Principal	Fiscal	Salary	Bonus	Stock Awards	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)
Chu Li An, chief executive and financial officer (1)	2013	$300000	0	0	0	300000

Daliang Yang, former chief executive (2)	2013	0	0	0	0	0
	2012	30,000	0	0	0	30,000

Yulin Yang, former chief financial offcer (3)	2013	0	0	0	0	0
	2012	30,000	0	0	0	30,000

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of Class (2)
Chu Li An	90,000,000	38.50%
Jenus International Financial Group	90,000,000	38.50%
	—	—%
	—	—%
All Directors and Executive Officers as a Group (4 persons)	180,000,000	77.00%

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

Exhibit No.	Description
3.1(1)	Articles of Incorporation
3.2(1)	By-Laws
4.1(1)	Form of Share Certificate
10.1(1)	Private Placement Memorandum
10.2(1)	Subscription Agreement
10.3(1)	Registration Rights Agreement
10.4(2)	Employment Agreement dated Oct. 1, 2013 between American Jianye Greentech Holdings Ltd. and Chu Li An.
10.19(3)	Certificate of Amendment dated February 13 of changing name to AJ Greentech Holdings. Ltd.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99.1	Taiwan subsidiary 2 year proforma financial statements*

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

AJ GREENTECH HOLDINGS LTD.

Date: January 12, 2015	By:	/s/ Chu Li An
Chu Li An Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chu Li An	Chief Financial Officer, Director	1/12/2015
Chu Li An	(Principal Financial Officer)

/s/ Chu Li An	Chief Executive Officer	1/12/2015
Chu Li An

