Form 10-K/A
period 2013-12-31
AJ GREENTECH HOLDINGS.
filed 2015-02-09
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 3

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

EXPLANATORY NOTE

This Amendment No.3 on Form 10-K/A amends the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (the “SEC”) on January 12, 2015 (the Amendment No.2).

The purpose of this Amendment No.3 on Form 10-K/A is to respond to certain comments received from the Staff of the SEC. For convenience and ease of reference, the Company is filing this Form 10-K/A in its entirety with all applicable changes, including providing updated Selected Financial Data.

The Company created two notes to the consolidated financial statements that were note 11 and note 13. The note 11 described the acquisition of the Taiwan subsidiary. The note 13 presented the restatement of the consolidated financial statements from amounts previously reported for the year ended December 31, 2013 on April 14, 2014 (the “Original Filing”).

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

Our new business operates primarily in Taiwanese Dollars (“TWD”), but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from TWD to Dollars results in translation adjustments. While our net income is added to the retained earnings on our balance sheets; the translation adjustments are added to a line item on our balance sheets labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Taiwanese currencies than of the success of our business. During the year ended December 31, 2013, the effect of converting our financial results to U.S. Dollars was to add $3,368 to our accumulated other comprehensive income.

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

/s/ Canuswa Accounting & Tax Services Inc.

Bellingham, Washington 98225

February 9, 2015

Report of Independent Registered Public Accounting Firm

AJ Greentech Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets
	Dec. 31, 2013	Dec. 31, 2012

ASSETS
CURRENT ASSETS:
Cash	$138,738	$26,760
Accounts receivable	1,940,325	522
Inventories	89,434	659,745
Prepaid value added taxes	47	151,892
Prepaid corp. income taxes	—	9,440
Prepayments and other current assets	8,808	3,329
Total Current Assets	$2,177,352	$851,688
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	1,225,553	349,686
Accumulated depreciation	(71,104)	(349,215)
PROPERTY, PLANT AND EQUIPMENT, net	1,154,449	471
ASSETS HELD FOR SALE
Assets held for sale	—	24,957,771
Impairment allowance	—	(11,306,197)
ASSETS HELD FOR SALE ,net	—	13,651,574
SOFTWARE, net	—	—
OTHER ASSETS	6,536	—
Total Assets	$3,338,337	$14,503,733
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Borrowings	659,246	—
Accounts payable	1,094,474	—
Advances from customers	141,080	—
Advances from related parties	—	470,223
Advances from Stockholder, Chairman and CEO	60,000	11,939,176
Taxes payable	1,627	8,620
Accrued expenses and other current liabilities	1,946	103,702
Total Current Liabilities	$1,958,373	$12,521,721
Long Term Debt	753,711	—

Total Liabilities	$2,712,084	$12,521,721
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock:	233,760	33,760
Additional paid-in capital	(48,332)	1,030,240
Retained earnings	(441,066)	39,489
Accumulated other comprehensive income:
Foreign currency translation gain(loss)	881,891	878,523
Total Stockholders' Equity	$626,253	$1,982,012
Total Liabilities and Stockholders' Equity	$3,338,337	$14,503,733

See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings, Ltd. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	The year ended Dec. 31, 2013	The year ended Dec. 31, 2012
NET REVENUES	640,579	3,678,606
COST OF GOODS SOLD	596,756	3,598,217
GROSS PROFIT	43,823	80,389
OPERATING EXPENSES:
Selling and general and administrative expenses	523,058	16,495,233
Total operating expenses	523,058	16,495,233
Income from interest	23	—
Interest Expense	3,583	—
Other Income (expenses)	2,888	—
INCOME BEFORE INCOME TAXES	(479,907)	(16,414,844)
INCOME TAX PROVISION	648	—
NET INCOME (LOSS)	(480,555)	(16,414,844)
OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	3,368	130,750
COMPREHENSIVE INCOME	(477,187)	(16,284,094)
NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:
Net loss per common share - basic and diluted	0.00	0.48
Weighted Average Common Shares Outstanding - basic and diluted	233,760,148	33,760,148

See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings, Ltd. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
For the Year Ended December 31, 2013 and 2012

	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Foreign Currency Translation Gain	Total Stockholders' Equity
Balance, December 31, 2012	33,760,148	33,760	1,030,240	39,489	878,523	1,982,012
Issuance of common stock for debt cancellation of $180,000, Nov. 18 2013	180,000,000	180,000	—	—	—	180,000
Issuance of common shares for cash at $0.005 per share, Nov. 18 2013	20,000,000	20,000	80,000	—	—	100,000
Net income/loss	—	—	—	(480,555)	—	(480,555)
Foreign currency translation gain (loss)	—	—	—	—	3,368	3,368
Spin off the Chinese subsidiary	—	—	(1,880,725)	—	—	(1,880,725)
Acquisition of the Taiwan subsidiary	—	—	722,153	—	—	722,153
Balance, December 31, 2013	233,760,148	233,760	(48,332)	(441,066)	881,891	626,253

See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flows

	Dec. 31, 2013	Dec. 31, 2012
Operating Activities, Cash Flows Provided By or Used In
Net Income (Loss)	(480,555)	(16,414,844)
Adjustments To Net Income
Depreciation	5,997	348,373
Impairment of assets	—	11,306,197
Loss on sale of PPE	2,158	—
Interest Received	(23)	—
Changes In operating assets and liabilities
Accounts Receivables	91,308	3,016,062
Inventories	462,058	748,141
Prepayments	(5,173)	149,778
Other Current Assets	77,338	69,920
Accrued Expenses and Other Current Liabilities	(1,945)	3,730
Accounts Payables	(150,170)	(1,916,255)
Tax Payables	444	(38,432)
Advances	(8,808)	24,636
Total Cash Flow From Operating Activities	(7,371)	(2,702,694)
Investing Activities, Cash Flows Provided By or Used In
Disposal of PPE	—	8,876,590
Loss on sale of PPE	(2,158)	—
Spin off the Chinese subsidiary	(15,469)	—
Acquisition of the Taiwan subsidiary	63,412	—
Total Cash Flows From Investing Activities	45,785	8,876,590
Financing Activities, Cash Flows Provided By or Used In
Issuance common stock	100,000	—
Advances from (repayment made to) related parties	34,631	247,086
Advances from (repayment made to) stockholder, Chairman and CEO	(201,802)	(6,404,812)
Long term debt repayment	(143,832)	—
Net Borrowings	284,621	—
Interest received	23	—
Total Cash Flows From Financing Activities	73,641	(6,157,726)
Effect Of Exchange Rate Changes	(77)	(7,676)
Change In Cash and Cash Equivalents	111,978	8,494
Cash at beginning of the period	26,760	18,266
Cash at end of the period	138,738	26,760
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	3,583	—
Income tax paid	—	18,160

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

At December 31, 2013, the assets and liabilities of the spun off entities were not included in assets or liabilities of the Company. For the period ended October 31, 2013, the results of operations of the spun off entities through January 1, 2013 were included in the income statement of the Company.  At October 31, 2013, as a part of the spin off transaction of the Company’s subsidiaries, the net assets of the subsidiaries deducting the debt $240,000 were adjusted to additional paid in capital.

SPUN OFF SUBSIDIARIES OF AJ GREENTECH HOLDINGS LTD.
CONSOLIDATED BALANCE SHEETS

	Nov. 30, 2013	Dec. 31, 2012

ASSETS
CURRENT ASSETS:
Cash	$ 15,469	$26,760
Accounts receivable	5,227	522
Inventories	215,371	659,745
Advance on purchases	—	—
Prepaid value added taxes	78,584	151,892
Prepaid corp. income taxes	9,693	9,440
Prepayments and other current assets	8,627	3,329
Total Current Assets	332,971	851,688
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	359,060	349,686
Accumulated depreciation	(358,577)	(349,215)
PROPERTY, PLANT AND EQUIPMENT, net	483	471
ASSETS HELD FOR SALE
Assets held for sale	25,626,816	24,957,771
Impairment allowance	(11,609,283)	(11,306,197)
ASSETS HELD FOR SALE ,net	14,017,533	13,651,574
LAND USE RIGHT
Land use right-deposit	—	—
Accumulated amortization	—	—
LAND USE RIGHT	—	—
SOFTWARE, net	—	—
OTHER ASSETS	—	—
Total Assets	$ 14,350,987	$14,503,733
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$ —	$—
Advances from related parties	517,459	470,223
Advances from Stockholder, Chairman and CEO	11,598,538	11,939,176
Taxes payable	8,853	8,620
Accrued expenses and other current liabilities	105,412	103,702
Total Current Liabilities	12,330,262	12,521,721
Total Liabilities	$ 12,330,262	$12,521,721
Net Asset of the entities spun off	2,120,725	1,982,012

SPUN OFF SUBSIDIARIES OF AJ GREENTECH HOLDINGS LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
	The period ended Oct. 31, 2013	The year ended Dec. 31, 2012

NET REVENUES	$ 480,725	$3,678,606
COST OF GOODS SOLD	468,158	3,598,217
GROSS PROFIT	12,567	80,389
OPERATING EXPENSES:
Selling and General and administrative expenses	485,714	16,495,233
Total operating expenses	485,714	16,495,233
INCOME BEFORE INCOME TAXES	(473,147)	(16,414,844)
INCOME TAX PROVISION	648	—
NET LOSS	(473,795)	(16,414,844)

NOTE 11 – ACQUISITION OF SUBSIDIARY TRANSACTION

On November 30, 2013, the company entered into an agreement to acquire all of the issued and outstanding stock of Jin Chih International, Ltd., a Taiwan corporation, from its sole owner Chu Li An for five million shares of the Company’s common stock. As of December 31, 2013, the stock has not been issued.

At December 31, 2013, the assets and liabilities of the acquired entity were included in assets or liabilities of the Company. For the period from November 30, 2013 to the year-end, the results of operations of the acquired entity were included in the income statement of the Company.  At November 30, 2013, as a part of the acquisition transaction of the Company’s subsidiary, the net assets of the subsidiary were adjusted to additional paid in capital.

NOTE 12 - FOREIGN OPERATIONS

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

NOTE 13 – RESTATEMENT OF THE YEAR ENDED DECEMBER 31, 2013

The Company has restated its financial statements from amounts previously reported for the year ended December 31, 2013.

The consolidated balance sheet as of December 31, 2013

	Dec. 31, 2013 (As reported)	Adjustments		Dec. 31, 2013 (As restated)
ASSETS
CURRENT ASSETS:
Cash	140,987	(2,249)	(a)	138,738
Accounts receivable	2,187,035	(246,710)	(a)	1,940,325
Inventories	89,702	(268)	(b)	89,434
Prepaid value added taxes	47	—		47
Prepaid corp. income taxes	—	—		—
Prepayments and other current assets	10,361	(1,553)	(a)	8,808
Total Current Assets	2,428,132	(250,780)		2,177,352
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	1,229,233	(3,680)	(b)	1,225,553
Accumulated depreciation	(71,318)	214	(b)	(71,104)
PROPERTY, PLANT AND EQUIPMENT, net	1,157,915	(3,466)	(b)	1,154,449
ASSETS HELD FOR SALE
Assets held for sale	—	—		—
Impairment allowance	—	—		—
ASSETS HELD FOR SALE ,net	—	—		—
SOFTWARE, net	—	—		—
OTHER ASSETS	6,555	(19)	(b)	6,536
Total Assets	3,592,602	(254,265)		3,338,337
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Borrowings	1,420,732	(761,486)	(c)	659,246
Accounts payable	1,335,276	(240,802)	(a)	1,094,474
Advances from customers	141,504	(424)	(b)	141,080
Advances from related parties	—	—		—
Advances from Stockholder, Chairman and CEO	—	60,000	(d)	60,000
Taxes payable	1,952	(325)	(a)	1,627
Accrued expenses and other current liabilities	2,147	(201)	(a)	1,946
Total Current Liabilities	2,901,611	(943,238)		1,958,373
Long Term Debt	60,000	693,711	(c,d)	753,711

Total Liabilities	2,961,611	(249,527)		2,712,084
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock:	233,760	—		233,760
Accumulated deficit	(1,105,897)	1,105,897	(e)	—
Additional paid-in capital	1,110,240	(1,158,572)	(e)	(48,332)
Retained earnings	(501,239)	60,173	(f)	(441,066)
Accumulated other comprehensive income:
Foreign currency translation gain(loss)	894,127	(12,236)		881,891
Total Stockholders' Equity	630,991	(4,738)		626,253
Total Liabilities and Stockholders' Equity	3,592,602	(254,265)		3,338,337

a. Company has determined some cash transactions was omitted and these errors were corrected by recording adjustments which effected the accounts of Cash, Accounts receivable, Prepayments and other current assets, Accounts payable, Taxes payable, Accrued expenses and other current liabilities.

b. Company has determined to adopt the exchange rate disclosed on www.oanda.com, instead of the disclosures in China bank website. The exchange rate difference has led a small adjustment of all accounts.

c. Company has determined that the borrowings whose terms were more than 1 year should be should be reclassified from borrowings to long term debt.

d. Company has determined that the advance from the CEO should be reclassified from long term debt to Advances from Stockholder, Chairman and CEO.

e. Company has determined that the net assets of the spun off and acquired subsidiaries should be adjusted to additional paid in capital accordingly, rather than Accumulated deficit.

f. Company has determined that the results of operations of the acquired entity included in the income statement of the Company should be the period from the acquired date November 30, 2013 to the year-end, rather than the total year of 2013.

The consolidated Statements of Operations and Comprehensive Income and Cash Flows as of December 31, 2013

The Company has determined that the results of operations of the acquired entity included in the income statement of the Company should be the period from the acquired date November 30, 2013 to the year-end, rather than the total year of 2013. Therefore, we made some adjustments in the consolidated Statements of Operations and Comprehensive Income and Cash Flows accordingly.

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

Ms. Chu, 51, served as chief executive officer of Jin Chih International Co., Ltd., a international trade company from September 2001 through present 2013. From September 2008 to September 2013, Ms. Chu served as the president of Wealthy Link Technology Corp. Ms. Chu received her undergraduate degree in business from Ming Chuan College in 1982, and MBA degree in Business from Angelo State University in Texas in 1987.

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

AJ GREENTECH HOLDINGS LTD.

Date: February 9, 2015	By:	/s/ Chu Li An
Chu Li An Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chu Li An	Chief Financial Officer, Director	2/9/2015
Chu Li An	(Principal Financial Officer)

/s/ Chu Li An	Chief Executive Officer	2/9/2015
Chu Li An

