Form 10-K
period 2014-12-31
AJ GREENTECH HOLDINGS.
filed 2015-05-22
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period ___ to ____

Commission file number: 000-53737

AJ GREENTECH HOLDINGS LTD.

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

As of June 30, 2014, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the OTC Bulletin Board) was approximately $3,763,210. (53,760,148 shares, 0.07 per share).

At December 31, 2014, there were 233,760,148 shares of the registrant's common stock issued and outstanding.

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

AJ Greentech Holdings Ltd. through its wholly-owned subsidiary, Jin Chih International Ltd. a corporation organized under the laws of Taiwan, The Republic of China is engaged in the business of marketing, manufacturing and distributing of green energy.

From November 2009 until October, 2013, through our China subsidiaries, we were engaged in design, marketing and distributing of alcohol base clean fuel which are designed to use less fossil fuel and have less pollution than traditional fuel.

On October 31, 2013, pursuant to agreements with one of our former directors, we transferred the stock in our China subsidiaries to the former director in exchange for cancellation of debt totaling $240,000.  As a result of the transfer of the subsidiaries, we were no longer engaged in the China clean fuel business.  We transferred the stock of the China subsidiaries because we felt that, it not our best interest to continue China clean fuel business as a result of our decreasing revenue, continued losses and inability to raise capital for our business.

On November 1, 2013, Chu Li An and the Company entered into a loan agreement pursuant to which the Chu Li An agreed to lend us $100,000 initially with future loan amount up to $1,000,000, for which we will issue our 6% demand promissory note in the principal amount of $100,000.  As of December 31, 2014, the note has not been issued.

On November 18, 2013, we entered into agreement pursuant to which we issued to Chu Li An and her BVI company, our sole director and chief executive officer, 180,000,000 shares of common stock, in consideration of the cancellation of debt due to Chu Li An in the amount of $180,000.

On November 30, 2013, the company entered into an agreement to acquire all of the issued and outstanding stock of Jin Chih International, Ltd., a Taiwan corporation, from its sole owner Chu Li An for five million shares of the Company’s common stock. As of December 31, 2014, the stock has not been issued.

As a result of the above transactions, we carry out the electronic products and general cargo trading and related consulting service business through our subsidiary named Jin Chih International, Ltd in Taiwan. We still plan to focus on providing greentech products outside of China in future. Even though the company has disposed China branches, the company's new management will continue to expand the current green energy and technology business in the United States and globally, at the same time to explore many other green and renewable energy such as solar, wind power, sea power by signing licensing agreement or joint venture with other research institutes.

The new management is in negotiation with an established solar company to co-develop solar farm project in US, solar energy is by using Photovoltaic generating means to use the photovoltaic effect in the semiconducting material of Solar cells to straightly transfer the radiation to energy. Solar cell, the key-point, will form a large area of solar component after series connected and to collocate with power controller and inverter, finally, the photovoltaic power system formed.

By looking into the huge potential of the biomass to renewable energy, the new management is also in negotiation other US firms to co-develop biomass project in US, Biomass energy means to store solar energy in the biomass by the form of chemical energy. It could straightly or indirectly comes from photosynthesis of green plants, and could transfer into normal solid-state, liquid-state and gaseous state fuel. Biomass power is renewable energy that inexhaustible, and also the only one kind Carbon source could relive. According to the different resources, the available biomass could be divided into 5 kinds of resources: forest resources, agricultural resources, sewage and industrial organic wastewater, urban solid waste, and animal wastes. The most promising one is generated by the main fuel of straw. The calorific value of straw is equal to half of the Standard Calomel Electrode, and the average sulfur only 3/8%. So, the CO2 emission in the process during generating and will reach the carbon neutral with the CO2 inhalation during biomass renewing. That results in zero discharge that could mitigate the global warming problems, and is the potential key-point to solve it.

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

Stability of component supply is crucial to determine our manufacturing process. As some critical components, such as solar panels, are supplied by certain third party component manufacturers, we may be unable to acquire necessary amounts of key components at competitive prices.  Outsourcing the production of certain parts and components is one way to reduce manufacturing costs. We have selected these particular manufacturers based on their ability to consistently produce these products according to our requirements and ensure the best quality product at the most cost effective price. Contrarily, the loss of all or one of these suppliers or delays in obtaining shipments could have an adverse effect on our operations until an alternative supplier could be found, if one may be located at all.  This may cause us to breach our contracts and lose sales.

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

Our common stock trades on the OTC under the symbol “AJGH.” There is a limited trading market for our common stock and there is frequently no trading in our common stock.  As of December 31, 2014, the last reported sale price was $0.02 per share.  Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

Because our largest stockholder owns approximately 77.0% of our common stock, she can take actions requiring stockholder consent without the approval of other stockholders.

Our largest stockholder owns approximately 77.0% of our common stock.  Accordingly, she has the ability to elect all of our directors and to take any other action that requires stockholder approval without consulting other stockholders and without the participation of other stockholders.  As long as our common stock is not registered pursuant to the Securities Exchange Act, this stockholder can take action without notice to the other stockholders until stockholder action is reported on a Form 8-K.

We do not intend to solicit stockholder approval for any business we may engage in or acquire.

If we enter a new business or acquire a business, the decision will be made by our directors.  We presently have one director, who would make the decision on this matter. If stockholder approval is required under Nevada law in connection with any transaction, such approval may be obtained by the written consent of our largest stockholder, who owns 77.0% of our outstanding common stock.

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

	Closing Prices (1)
	High	Low
Year Ended December 31, 2014
1st Quarter	$0.17	$0.04
2nd Quarter	$0.08	$0.05
3rd Quarter	$0.09	$0.02
4th Quarter	$0.08	$0.01

Year Ended December 31, 2013
1st Quarter	$0.11	$0.05
2nd Quarter	$0.08	$0.04
3rd Quarter	$0.05	$0.04
4th Quarter	$0.06	$0.04

(1)	The above tables set forth the range of high and low closing prices per share of our common stock as reported by OTC Bulletin Board and the Pink Sheets, as applicable, for the periods indicated.

Approximate Number of Holders of Our Common Stock

On December 31, 2014, there were approximately 54 stockholders of record of our common stock.

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

Recent Sales of Unregistered Securities

None. There is no sale of unregistered securities during the fiscal year ending Dec 31, 2014.

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

Repurchase of Equity Securities.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the fiscal year ending December 31, 2014.

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

Overview

From November 2009 until October, 2013, through our China subsidiary, we were engaged in design, marketing and distributing of alcohol base clean fuel which are designed to use less fossil fuel and have less pollution than traditional fuel.

On October 31, 2013, pursuant to agreements with one of our former directors, we transferred the stock in our China subsidiaries to the former director in exchange for cancellation of debt totaling $240,000.  As a result of the transfer of the subsidiaries, we were no longer engaged in the China cleanfuel business.  We transferred the stock of the China subsidiaries because we felt that, it's not our best interest to continue China cleanfuel business as a result of our decreasing revenue, continued losses and inability to raise capital for our business.

On November 30, 2013, the company entered into an agreement to acquire all of the issued and outstanding stock of Jin Chih International, Ltd., a Taiwan corporation, from its sole owner Chu Li An for five million shares of the Company’s common stock. As of December 31, 2014, the stock has not been issued.

As a result of the above transactions, we carry out the electronic products and general cargo trading and related consulting service business through our subsidiary named Jin Chih International, Ltd in Taiwan. We still plan to focus on providing greentech products outside of China in future. Even though the company has disposed China branches, the company's new management will continue to expand the current green energy and technology business in the United States and globally, at the same time to explore many other green and renewable energy such as solar, wind power, sea power by signing licensing agreement or joint venture with other research institutes.

Results of Operations

For the year ended December 31, 2014, we derived our revenues of $2,104,366 compared to $640,579 for the year ended December 31, 2013, representing an increase of $1,463,787. We acquired the Taiwan subsidiary on November 30, 2013 and spun off the China subsidiary on October 31, 2013, so our sales during the year of 2013 were from the sales $480,725 of methanol-based and ethanol based fuels to our customers operated by Chinese subsidiary during the period ended October 31, 2013 and the sales $159,854 of electronic products and general cargo trading and related consulting service to our customers operated by the Taiwan subsidiary during the December month of 2013. The difference was that, our sales during the year of 2014 were from the sales $2,104,366 of electronic products and general cargo trading and related consulting service during the total year of 2014.

Our gross profit margin during the year ended December 31, 2014 was 13%, comparing to 6.8% in last year. This figure represents our business in Chinese subsidiary before spinning off has decreased and the new business from acquisition of Taiwan subsidiary bring us marketing gross profit about 13%.

Selling, general and administrative expenses consist of provision for doubtful debts, primarily of payroll, local taxes, investor relation expenses and professional fees. Selling, general and administrative expenses for the year ended December 31, 2014 were $287,781, comparing to $523,058 for the last fiscal year, representing a decrease $235,277. The decrease mainly contributed to that we spun off the China subsidiary on October 31, 2013 and acquired the Taiwan subsidiary on November 30, 2013. Accordingly, the operating expense of Taiwan subsidiary was lower than the China subsidiary as its trading business.

Our new business operates primarily in Taiwanese Dollars (“TWD”), but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from TWD to Dollars results in translation adjustments. While our net income is added to the retained earnings on our balance sheets; the translation adjustments are added to a line item on our balance sheets labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Taiwanese currencies than of the success of our business. During the year ended December 31, 2014, the effect of converting our financial results to U.S. Dollars was to cut down $44,567 to our accumulated other comprehensive income.

Liquidity and Capital Resources

Our operations to date have been funded primarily by operations, due from related parties and capital contributions.

At December 31, 2014 and 2013, we had cash and cash equivalents of $198,906 and $138,738, respectively. Our cash at December 31, 2014 was increased by $60,168 from December 31, 2013.

Our current assets at December 31, 2014 were $1,927,142, compared to $2,177,352 at December 31, 2013. This decrease mainly reflects decreases in accounts receivable and partially offset by increases in the Short-term investments.

Our current liabilities at December 31, 2014 were $1,820,294, compared to $1,958,373 at December 31, 2013. This decrease mainly reflects a significant decrease of accounts payable and borrowings and partially offset by increase in due to related parties.

Statements of Cash Flows

Our cash increased $60,168 during 2014, as compared to $111,978 during 2013. In 2014, we obtained cash in the amount of $289,607 and $277,550 from operating activities and financing activities, we used cash the amounts of $523,215 in our investing activities. In 2013, we used cash the amount of $3,788 in operating activities, and we obtain cash the amount of $47,943 and $70,058 from investing activities and financing activities.

Net Cash provided by (Used in) Operating Activities

Net cash provided by operating activities increase $293,395 from negative $3,788 in 2013 to positive $289,607 in 2014 was mainly comprised of the decrease $407,775 net loss from $480,555 in 2013 to $72,780 in 2014, depreciation and amortization increase $7,531 from $5,997 in 2013 to $13,528 in 2014, the loss on sale of PPE increase $13,793 from $2,158 in 2013 to $15,951 in 2014, the interest paid increase $40,517 from $3,583 in 2013 to $43,740 in 2014, and the decrease $175,659 from changes in operating assets and liabilities from $465,052 in 2013 to $289,393 in 2014.

Cash Provided by (Used in) Investing Activities

In 2014, net cash used in investing activities of $523,215 comprised of the investment $519,750 of short-term investment and the investment $3,465 of other assets.

In 2013, net cash provided by investing activities of $47,943 comprised of cash used $15,469 from spinning off the Chinese subsidiary and provided $63,412 from acquisition of the Taiwan subsidiary.

Cash Provided by (Used in) Financing Activities

In 2014, cash provided by financing activities of $277,550 consisted of the advance from related parties of $523,227, the capital contribution of $165,500, the repayment of borrowing and long debt of 367,662 the interest received $225 and interest paid of $43,740.

In 2013, cash generation in financing activities of $70,058 consisted of issuance of common stock of $100,000, the new borrowings of $284,621, the repayment of advance from related parties of $167,171, the long term debt repayment of $143,832, the interest received $23 and interest paid $3,583.

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

Inventories

The Company values inventories, consisting of raw materials, packaging material and finished goods, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method for raw materials and packaging materials and the weighted average cost method for finished goods. Cost of finished goods comprises direct labor, direct materials, direct production cost and an allocated portion of production overhead. The Company reduces inventories for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv)new product introductions, (v) product expiration dates, and (vi) component and packaging obsolescence.

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

The Company markets and distributes electronic products and general cargo for automobile use and follows Section 605-45-45 (formerly EITF 99-19) (“ASC Section 605-45-45”) of the FASB Accounting Standards Codification for revenue recognition to report revenue gross as a principal for its sales since the Company (1) acts as principal in the transaction, (2) takes title to the products, (3) has risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and (4) does not act as an agent or broker (including performing services, in substance, as an agent or broker) with compensation on a commission or fee basis on its sales. The management of the Company determined that the Company should report revenue based on the gross amount billed to a customer when considering each of the following eight (8) indicators of gross revenue reporting listed in ASC Paragraph 605-45-45-4 through 605-45-45-14 as specified (1) The entity is the primary obligor in the arrangement — The Company signs a product sales agreement with its customer and represents in writing that the Company is responsible for fulfillment, including the acceptability of the product(s) or service(s) ordered or purchased by the customer; (2) The entity has general inventory risk (before customer order is placed or upon customer return); (3) The entity has latitude in establishing price — The Company has reasonable latitude, within economic constraints, to establish the exchange price with a customer for the product or service; (4) The entity changes the product or performs part of the service — The Company developed a method for blending the raw materials in its manufacturing process, through its proprietary technology, catalysts can be mixed with fuel and alcohols to become a finished product to be sold after pumping and piping; (5) The entity has discretion in supplier selection — The Company has multiple suppliers for the products ordered by a customer and discretion to select the supplier that will provide the product(s) or service(s) ordered by a customer; (6) The entity is involved in the determination of product or service specifications — The Company determines the nature, type, characteristics, or specifications of the product(s) or service(s) ordered by the customer; (7) The entity has physical loss inventory risk of purchased inventories after customer order; and (8) The entity has credit risk — The Company is responsible for collecting the sales price from its customer but must pay the amount owed to its supplier after the supplier performs, regardless of whether the sales price is fully collected.

Net sales of products represent the invoiced value of goods, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on all of the Company’s products at the rate of 5% on the invoiced value of sales. Sales or Output VAT is borne by customers in addition to the invoiced value of sales and Purchase or Input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

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

Consolidated Financial Statements

The full text of our audited consolidated financial statements as of December 31, 2014, and 2013 begins on page F-1 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company changes auditors in March 2013, September of 2013 and March 31, 2015. Please refer to 8-K dated March 7, 2013, 8-K dated September 10, 2013 and 8-K dated April 6, 2015.

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

During the course of internal evaluation, following control weaknesses are noted for the fiscal year ended December 31, 2014 that required correction:

•	no independent director exists in the Board of Directors, and the directors have a little understanding about U.S. GAAP and Sarbanes-Oxley Act 404 requirements in 2014.

Based upon their evaluation as of the end of the period covered by this annual report, the Company's chief executive officer and chief financial officer concluded that, due to the significant deficiencies in internal control over financial reporting described below, the Company's disclosure controls and procedures are not effective as of December 31, 2014.

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

Management is currently reviewing its staffing and systems in order to remedy the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2014. Additionally, the Registrant’s management has concluded that the Registrant has a material weakness associated with its U.S. GAAP expertise.

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

Ms. Chu, 52, served as chief executive officer of Jin Chih International Co., Ltd., a trading company from September 2001 through present 2014. From September 2008 to September 2013, Ms. Chu served as president of Wealthy Link Technology Corp. Ms. Chu received her college degree in business from Ming Chuan College in 1982, and MBA degree in Business from Angelo State University in Texas in 1987.

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

Board Attendance

During 2014, the board of directors did not hold any meetings.  All actions were taken by actions in writing.

ITEM 11.	EXECUTIVE COMPENSATION

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2014 and December 31, 2013 by each person who served as chief executive officer and chief financial officer during the year ended December 31, 2014.

SUMMARY COMPENSATION TABLE

	Fiscal	Salary	Bonus	Stock Awards	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
Chu Li An, chief executive and financial officer (1)	2014	$30,000	0	0	0	30,000
	2013	30,000	0	0	0	30,000

(1)    Ms. Chu Li An has served as chief executive and financial officer since October 2013.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2014.

	Option awards				Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Chu Li An Chairman, CEO	—	—	$—	—	—	—	—	—

Remuneration of Directors

None of the members of the Board of Directors receives remuneration for service on the Board.

Executive Employment Contracts

We have employment agreements with CEO, Chu Li An on Oct. 1, 2013 for 5 years, subject to automatic renewals of another 5 years at the rate of $30,000 per year.

Equity Compensation Plan Information

Our board of directors and stockholders approved the 2013 long term incentive plan, which covers the issuance of 2,000,000 shares.  The plan provides for the grant of stock options or restricted stock grants to employees and consultants.  No shares were issued under the plan during 2014, and there are no outstanding options under the plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of outstanding Registrant Common Stock as of December 31, 2014 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of Class (2)
Chu Li An	90,000,000	38.50%
Jenus International Financial Group	90,000,000	38.50%
All Directors and Executive Officers as a Group (2 persons)	180,000,000	77.00%

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

(2) For each shareholder, the calculation of percentage of beneficial ownership is based upon 233,760,148 shares of Common Stock outstanding as of December 31, 2014, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

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

On April 7, 2014, the shareholder, Chu Li An contributed $165,500 capital to the Company.

During the year ended December 31, 2014, the total $74,837 expense including legal, audit and general administrate expense of the Company were paid by the shareholder, Chu Li An, which were recorded as advances from related party accordingly.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	2014	2013
Audit fees(1)	$30,000	$30,800
Audit-related fees	$—	$—
Tax fees(2)	$—	$—
All other fees	$—	$—
Total	$30,000	$30,800

(1)	Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by McCormack, Su & Company Inc. for our consolidated financial statements as of and for the year ended December 31, 2014.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

Exhibit No.	Description
3.1(1)	Articles of Incorporation
3.2(1)	By-Laws
4.1(1)	Form of Share Certificate
10.1(1)	Private Placement Memorandum
10.2(1)	Subscription Agreement
10.3(1)	Registration Rights Agreement
10.4(2)	Employment Agreement dated Oct. 1, 2013 between American Jianye Greentech Holdings Ltd. and Chu Li An.
10.19(3)	Certificate of Amendment dated February 13 of changing name to AJ Greentech Holdings. Ltd.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101	The following materials from our Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. *

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

AJ GREENTECH HOLDINGS LTD.

Date: May 22, 2015	By:	/s/ Chu Li An
Chu Li An Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chu Li An	Chief Financial Officer, Director	5/22/2015
Chu Li An	(Principal Financial Officer)

/s/ Chu Li An	Chief Executive Officer	5/22/2015
Chu Li An

AJ Greentech Holdings, Ltd.

December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
AJ Greentech Holdings Ltd

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

Bellingham, Washington 98225

February 9, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
AJ Greentech Holdings Ltd.

We have audited the accompanying consolidated balance sheets of AJ Greentech Holdings Ltd. (the “Company”) as of December 31, 2014 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  AJ Greentech Holdings Ltd. as of December 31, 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company’s accumulated deficit and lack of assets raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McCormack, Su & Company Inc

Bellingham, WA

May 22, 2015

AJ Greentech Holdings Ltd.
Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash	198,906	138,738
Accounts receivable	1,147,697	1,940,325
Inventories	59,245	89,434
Short-term investments	519,750	—
Prepaid value added taxes	—	47
Prepayments and other current assets	1,544	8,808
Total Current Assets	1,927,142	2,177,352
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	1,089,211	1,225,553
Accumulated depreciation	(21,137)	(71,104)
PROPERTY, PLANT AND EQUIPMENT, net	1,068,074	1,154,449
OTHER ASSETS	5,481	6,536
Total Assets	3,000,697	3,338,337
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Borrowings	538,675	659,246
Accounts payable	559,903	1,094,474
Advances from customers	78,943	141,080
Advances from related parties	583,227	60,000
Taxes payable	4,954	1,627
Accrued expenses and other current liabilities	54,592	1,946
Total Current Liabilities	1,820,294	1,958,373
LONG TERM DEBT	506,620	753,711
Total Liabilities	2,326,914	2,712,084
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock ($0.001 par value; 394,500,000 shares authorized; 233,760,148 and 233,760,148 shares issued and outstanding at December 31, 2014 and December 31, 2013)	233,760	233,760
Additional paid-in capital	117,168	(48,332)
Retained earnings (Deficit)	(513,846)	(441,066)
Foreign currency translation gain (loss)	836,701	881,891
Total Stockholders' Equity	673,783	626,253
Total Liabilities and Stockholders' Equity	3,000,697	3,338,337

See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings Ltd.
Consolidated Statements of Operations and Comprehensive Income

	The year ended Dec. 31, 2014	The year ended Dec. 31, 2013
NET REVENUES	2,104,366	640,579
COST OF REVENUES	1,830,270	596,756
GROSS PROFIT	274,096	43,823
OPERATING EXPENSES:
Selling and general and administrative expenses	287,781	523,058
Total operating expenses	287,781	523,058
Income from interest	225	23
Interest Expense	43,740	3,583
Other Income (expenses)	(15,159)	2,888
INCOME (LOSS) BEFORE INCOME TAXES	(72,359)	(479,907)
INCOME TAX PROVISION	421	648
NET INCOME (LOSS)	(72,780)	(480,555)
OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain (loss)	(45,190)	3,368
COMPREHENSIVE INCOME	(117,970)	(477,187)
NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:
Net loss per common share - basic and diluted	0.00	(0.01)
Weighted Average Common Shares Outstanding - basic and diluted	233,760,148	57,869,737

See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings Ltd.
Consolidated Statement of Stockholders’ Equity
For the Year Ended December 31, 2014 and 2013

	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Foreign Currency Translation Gain	Total Stockholders' Equity
Balance, December 31, 2012	33,760,148	33,760	1,030,240	39,489	878,523	1,982,012
Issuance of common stock for debt cancellation of $180,000, Nov. 18 2013	180,000,000	180,000	—	—	—	180,000
Issuance of common shares for cash at $0.005 per share, Nov. 18, 2013	20,000,000	20,000	80,000	—	—	100,000
Net income (loss)	—	—	—	(480,555)	—	(480,555)
Foreign currency translation gain (loss)	—	—	—	—	3,368	3,368
Spin off the Chinese subsidiary	—	—	(1,880,725)	—	—	(1,880,725)
Acquisition of the Taiwan subsidiary	—	—	722,153	—	—	722,153
Balance, December 31, 2013	233,760,148	233,760	(48,332)	(441,066)	881,891	626,253
Capital contribution	—	—	165,500	—	—	165,500
Net income (loss)	—	—	—	(72,780)	—	(72,780)
Foreign currency translation gain (loss)	—	—	—	—	(45,190)	(45,190)
Balance, December 31, 2014	233,760,148	233,760	117,168	(513,846)	836,701	673,783

See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings Ltd.
Consolidated Statements of Cash Flows

	The Year ended December 31, 2014	The Year ended December 31, 2013
Operating Activities, Cash Flows Provided By or Used In
Net Loss	(72,780)	(480,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,163	5,997
Amortization	4,365	—
Loss on sale of PPE	15,951	2,158
Interest Received	(225)	(23)
Interest Paid	43,740	3,583
Changes In operating assets and liabilities:
Accounts Receivables	792,628	91,308
Inventories	30,189	462,058
Prepayments Other Current Assets	7,311	72,165
Accrued Expenses and Other Current Liabilities	52,646	(1,945)
Accounts Payables	(534,571)	(150,170)
Tax Payables	3,327	444
Advances	(62,137)	(8,808)
Total Cash Flow From Operating Activities	289,607	(3,788)

Investing Activities, Cash Flows Provided By or Used In
Short term investment	(519,750)	—
Other assets	(3,465)	—
Spin off the Chinese subsidiary	—	(15,469)
Acquisition of the Taiwan subsidiary	—	63,412
Total Cash Flows From Investing Activities	(523,215)	47,943

Financing Activities, Cash Flows Provided By or Used In
Issuance of common stock	—	100,000
Advances from (repayment made to) related parties	523,227	(167,171)
Capital contribution	165,500	—
Long term debt repayment	(247,091)	(143,832)
Net Borrowings	(120,571)	284,621
Interest received	225	23
Interest paid	(43,740)	(3,583)
Total Cash Flows From Financing Activities	277,550	70,058

Effect Of Exchange Rate Changes	16,226	(2,235)
Change In Cash and Cash Equivalents	60,168	111,978
Cash at beginning of the period	138,738	26,760
Cash at end of the period	198,906	138,738
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	43,740	3,583
Income tax paid	—	—

See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings Ltd.

December 31, 2014

Notes to the Consolidated Financial Statements

Note 1 – Organization and Basis of presentation

Organization

AJ Greentech Holdings Ltd. is a Nevada corporation incorporated on August 30, 2006, under the name Gateway Certifications, Inc.  On November 16, 2009, our corporate name was changed to American Jianye Greentech Holdings, Ltd. and on February 13, 2014, our corporate name was changed to AJ Greentech Holdings, Ltd.

From November 2009 until October 2013, through our China subsidiaries, we were engaged in design, marketing and distributing of alcohol base clean fuel that are designed to use less fossil fuel and have less pollution than traditional fuel.

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

On November 30, 2013, the company entered into an agreement to acquire all of the issued and outstanding stock of Jin Chih International, Ltd., a Taiwan corporation, from its sole owner Chu Li An for five million shares of the Company’s common stock. As of December 31, 2014, the stock has not been issued.

As a result of the above transactions, we carry out the electronic products and general cargo trading and related consulting service business through our subsidiary named Jin Chih International, Ltd in Taiwan. We still plan to focus on providing greentech products outside of China in future. Even though the company has disposed China branches, the company's new management will continue to expand the current green energy and technology business in the United States and globally, at the same time to explore many other green and renewable energy such as solar, wind power, sea power by signing licensing agreement or joint venture with other research institutes.

Basis of presentation

The accompanying consolidated financial statements of AJ Greentech Holdings Ltd. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

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

Inventories

The Company values inventories, consisting of raw materials, packaging material and finished goods, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method for raw materials and packaging materials and the weighted average cost method for finished goods. Cost of finished goods comprises direct labor, direct materials, direct production cost and an allocated portion of production overhead. The Company reduces inventories for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv)new product introductions, (v) product expiration dates, and (vi) component and packaging obsolescence.

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

The Company markets and distributes electronic products and general cargo for automobile use and follows Section 605-45-45 (formerly EITF 99-19) (“ASC Section 605-45-45”) of the FASB Accounting Standards Codification for revenue recognition to report revenue gross as a principal for its sales since the Company (1) acts as principal in the transaction, (2) takes title to the products, (3) has risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and (4) does not act as an agent or broker (including performing services, in substance, as an agent or broker) with compensation on a commission or fee basis on its sales. The management of the Company determined that the Company should report revenue based on the gross amount billed to a customer when considering each of the following eight (8) indicators of gross revenue reporting listed in ASC Paragraph 605-45-45-4 through 605-45-45-14 as specified (1) The entity is the primary obligor in the arrangement — The Company signs a product sales agreement with its customer and represents in writing that the Company is responsible for fulfillment, including the acceptability of the product(s) or service(s) ordered or purchased by the customer; (2) The entity has general inventory risk (before customer order is placed or upon customer return); (3) The entity has latitude in establishing price — The Company has reasonable latitude, within economic constraints, to establish the exchange price with a customer for the product or service; (4) The entity changes the product or performs part of the service — The Company developed a method for blending the raw materials in its manufacturing process, through its proprietary technology, catalysts can be mixed with fuel and alcohols to become a finished product to be sold after pumping and piping; (5) The entity has discretion in supplier selection — The Company has multiple suppliers for the products ordered by a customer and discretion to select the supplier that will provide the product(s) or service(s) ordered by a customer; (6) The entity is involved in the determination of product or service specifications — The Company determines the nature, type, characteristics, or specifications of the product(s) or service(s) ordered by the customer; (7) The entity has physical loss inventory risk of purchased inventories after customer order; and (8) The entity has credit risk — The Company is responsible for collecting the sales price from its customer but must pay the amount owed to its supplier after the supplier performs, regardless of whether the sales price is fully collected.

Net sales of products represent the invoiced value of goods, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on all of the Company’s products at the rate of 5% on the invoiced value of sales. Sales or Output VAT is borne by customers in addition to the invoiced value of sales and Purchase or Input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

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

Net Loss per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive warrants and options and convertible securities. Because the Company incurred losses for the year ended December 31, 2014, the number of basic and diluted shares of common stock is the same since any effect from outstanding warrants would be anti-dilutive.

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

In accordance with ASC 830, Foreign Currency Matters, the Company translates the assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from TWD into U.S. dollar are recorded in stockholders’ equity as part of accumulated other comprehensive income. The exchange rates used for the financial statements in accordance with ASC 830, Foreign Currency Matters, are as follows:

Average Rate for the year	December 31, 2013	December 31, 2014
Taiwan dollar (TWD)	1	1
United States dollar ($)	0.0336	0.0330

Exchange Rate at	December 31, 2013	December 31, 2014
Taiwan dollar (TWD)	1	1
United States dollar ($)	0.0333	0.0315

Comprehensive Income (Loss)

Comprehensive income (loss) includes accumulated foreign currency translation gains and losses with respect to the spun-off entities and the operating entity in Taiwan.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).

This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

  Identify the contract(s) with the customer
  Identify the performance obligations in the contract
  Determine the transaction price
  Allocate the transaction price to the performance obligations in the contract
  Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about the following:

  Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)
  Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations
  Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities.  Early application is not permitted.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.

The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments.

The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage.

The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  The Update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

Note 3 – Going Concern

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s working capital requirements. To the extent that funds generated from any private placements, public offering and/or bank financing are insufficient to support the Company’s working capital requirements, the Company will have to raise additional working capital from additional financing. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not be able continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Accounts Receivable

Accounts receivable at December 31, 2014 and 2013 consisted of the following:

	December 31, 2014	December 31, 2013
Accounts receivable	$1,147,697	$1,940,325
Allowance for doubtful accounts	—	—
	$1,147,697	$1,940,325

Note 5 – Short term investment

For the year ended December 31, 2014, the Company purchased 1,600,000 shares per $0.315 issued by GaoPing XiNeng electric power Co., Ltd and 50,000 shares per $0.315 issued by YangXin commercial bank Co., Ltd.

Note 6 – Property, Plant and Equipment

Property, plant and equipment, stated at cost, less accumulated depreciation at December 31, 2014 and 2013 consisted of the following:

	December 31, 2014	December 31, 2013
Land	$730,616	$772,366
Buildings	358,595	379,086
Office equipments	—	74,101
	1,089,211	1,225,553
Less: Accumulated depreciation	(21,137)	(71,104)
Total	$1,068,074	$1,154,449

For the year ended December 31, 2014 and 2013, the Company recorded depreciation expense of $9,163 and $5,997, respectively. For the year ended December 31, 2014, the Company disposed the office equipments and record net loss $15,951.

Note 7 – Prepayments and other current assets

	December 31, 2014	December 31, 2013
Advance on purchase	$—	$8,808
Prepayments	1,544	—
	$1,544	$8,808

Note 8 – Borrowing

	December 31, 2014	Term	Int. Rate/Year
Number one commercial bank	$ 56,700	Jul.28,2014 to Jan.28,2015	3.675%
Number one commercial bank	132,300	Jul.28,2014 to Jan.28,2015	3.68%
GuoTai ShiHua bank	101,178	Nov.18,2014 to Nov.18,2015	5.28%
GuoTai ShiHua bank	42,147	Nov.18,2014 to Nov.18,2015	5.28%
Long term debt -the term less than 1 year	206,350	Repaid before Dec.31,2015
Total	$ 538,675

	December 31, 2013	Term	Int. Rate/Year
Number one commercial bank	$ 59,940	Jul.28,2013 to Jan.28,2014	3.675%
Number one commercial bank	139,860	Jul.28,2013 to Jan.28,2014	3.68%
GuoTai ShiHua bank	146,853	Nov.18,2013 to Nov.18,2014	5.28%
GuoTai ShiHua bank	48,951	Nov.18,2013 to Nov.18,2014	5.28%
Long term debt -the term less than 1 year	263,642	Repaid before Dec.31,2014
Total	$ 659,246

The long term debt should be repaid as equal principal by month. The long term debt -the term less than 1 year represented the amount should be repaid within 1 year.

NOTE 9 – RELATED PARTY TRANSACTIONS

The total amount advance from related parties consisted of the advance from shareholders for the investment, working capital and the expense. The balance was $583,227 and $60,000 as of December 31, 2014 and 2013, respectively.

During the year ended December 31, 2014, the Company borrowed $448,390 from shareholder, Chu Li An.

During the year ended December 31, 2014, the total $74,837 expense including legal, audit and general administrate expense of the Company were paid by the shareholder, Chu Li An, which were recorded as advances from related party accordingly.

NOTE 10 – LONG TERM DEBT

	December 31, 2014	Term	Int. Rate/Year
Number one commercial bank	$ 495,082	Feb.28,2013 to Jan.29,2028	2.62%
YangXin commercial bank	157,374	Dec.3,2012 to Sep.26,2016	5.30%
YangXin commercial bank	57,024	Oct.27,2013 to Sep.26,2016	5.30%
TaiWan medium-sized and small enterprises bank	3,490	Feb.26,2010 to Jan.26,2015	2.62%
Long term debt -the term less than 1 year	(206,350)	Repaid before Dec.31,2015
Total	$ 506,620

	December 31, 2013	Term	Int. Rate/Year
Number one commercial bank	$ 556,482	Feb.28,2013 to Jan.29,2028	2.62%
YangXin commercial bank	260,517	Dec.3,2012 to Sep.26,2016	5.30%
YangXin commercial bank	153,420	Oct.27,2013 to Sep.26,2016	5.30%
TaiWan medium-sized and small enterprises bank	46,935	Feb.26,2010 to Jan.26,2015	2.62%
Long term debt -the term less than 1 year	(263,642)	Repaid before Dec.31,2014
Total	$ 753,711

The long term debt should be repaid as equal principal by month. The long term debt -the term less than 1 year represented the amount should be repaid within 1 year.

NOTE 11 – COMMON STOCK

On April 7, 2014, the shareholder, Chu Li An contributed $165,500 capital to the Company.

The Company’s capitalization is 394,500,000 common shares with a par value of $0.001 per share. There are a total of 233,760,148 common shares issued and outstanding at December 31, 2014. No preferred shares have been authorized or issued.

NOTE 12 – INCOME TAX

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has experienced operating losses for U.S. federal income tax purposes since inception. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  The operating subsidiary is organized and located in the TaiWan and does not conduct any business in the United States.

Taxation on profits earned in the TaiWan has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the TaiWan where the Company operates after taking into account the benefits from any special tax credits or “tax holidays” allowed in the county of operations.

In accordance with the relevant tax laws in the TaiWan, the Company statutory rate were 17% and 17% for the year ended December 31, 2014 and 2013, respectively. The income tax expense were $421 and nil for the year ended December 31, 2014 and 2013, respectively.

NOTE 13 – FOREIGN OPERATIONS

Operations

Substantially all of the Company’s operations are carried out and all of its assets are located in the TaiWan. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the TaiWan. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, monetary policies, anti-inflationary measures, currency fluctuation and remittances and methods of taxation, among other things.

Dividends and Reserves

Under the laws of the TaiWan, net income after taxation can only be distributed as dividends after appropriation has been made for the following: (i) cumulative prior years’ losses, if any; (ii) allocations to the “Statutory Surplus Reserve” of at least 10% of net income after tax, as determined under TaiWan accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital; (iii) allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company’s “Statutory Common Welfare Fund”, which is established for the purpose of providing employee facilities and other collective benefits to employees in PRC; and (iv) allocations to any discretionary surplus reserve, if approved by stockholders.

As of December 31, 2014, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

NOTE 14 –SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855 and the Company is not aware of any other subsequent events which would require recognition or disclosure in the financial statements.

