Form 10-Q
period 2015-03-31
AJ GREENTECH HOLDINGS.
filed 2015-05-29
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-53737

AJ GREENTECH HOLDINGS, LTD.

(Exact name of registrant as specified in its charter)

Nevada
(State of incorporation)

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

At March 31, 2015, there were 233,760,148 shares of the registrant's common stock issued and outstanding.

AJ GREENTECH HOLDINGS, LTD.

FORM 10-Q

March 31, 2014

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Control and Procedures	19

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	21
SIGNATURES		22

AJ Greentech Holdings, Ltd.

March 31, 2015 and 2014

AJ Greentech Holdings Ltd.
Consolidated Balance Sheets (Unaudited)

	March 31, 2015	December 31,2014
ASSETS
CURRENT ASSETS:
Cash	127,137	198,906
Accounts receivable	1,112,326	1,147,697
Inventories	158,246	59,245
Short-term investments	496,000	519,750
Prepayments and other current assets	4,019	1,544
Total Current Assets	1,897,728	1,927,142
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	1,106,500	1,089,211
Accumulated depreciation	(23,693)	(21,137)
PROPERTY, PLANT AND EQUIPMENT, net	1,082,807	1,068,074
OTHER ASSETS	5,568	5,481
Total Assets	2,986,103	3,000,697
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Borrowings	531,200	538,675
Accounts payable	570,912	559,903
Advances from customers	80,196	78,943
Advances from related parties	169,053	583,227
Taxes payable	26,455	4,954
Accrued expenses and other current liabilities	55,459	54,592
Total Current Liabilities	1,433,275	1,820,294
LONG TERM DEBT	763,630	506,620
Total Liabilities	2,196,905	2,326,914
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock (($0.001 par value; 394,500,000 shares authorized; 233,760,148 and 233,760,148 shares issued and outstanding at March 31, 2015 and December 31, 2014)	233,760	233,760
Additional paid-in capital	117,168	117,168
Retained earnings (Deficit)	(412,229)	(513,846)
Foreign currency translation gain (loss)	850,499	836,701
Total Stockholders' Equity	789,198	673,783
Total Liabilities and Stockholders' Equity	2,986,103	3,000,697

See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings Ltd.
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	The three months ended Mar. 31, 2015	The three months ended Mar. 31, 2014
NET REVENUES	1,027,816	269,431
COST OF REVENUES	858,791	233,172
GROSS PROFIT	169,025	36,259
OPERATING EXPENSES:
Selling and general and administrative expenses	36,806	18,416
Total operating expenses	36,806	18,416
Income from interest	—	—
Interest Expense	9,693	2,862
Other Income (expenses)	(95)	—
INCOME (LOSS) BEFORE INCOME TAXES	122,431	14,981
INCOME TAX PROVISION	20,813	—
NET INCOME (LOSS)	101,618	14,981
OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain (loss)	13,798	49,750
COMPREHENSIVE INCOME	115,416	64,731
NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:
Net loss per common share - basic and diluted	0.00	(0.00)
Weighted Average Common Shares Outstanding - basic and diluted	233,760,148	233,760,148

 See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings Ltd.
Consolidated Statements of Cash Flows
(Unaudited)

	The three months ended Mar. 31, 2015	The three months ended Mar. 31, 2014
Operating Activities, Cash Flows Provided By or Used In
Net income	101,618	14,981
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2,200	—
Amortization	—	—
Loss on sale of PPE	—	—
Interest Received	—	—
Interest Paid	9,693	—
Changes In operating assets and liabilities:
Accounts Receivables	35,371	645,309
Inventories	(99,001)	(111,690)
Prepayments Other Current Assets	(2,475)	(611)
Accrued Expenses and Other Current Liabilities	867
Accounts Payables	11,009	(589,216)
Tax Payables	21,501	(6,633)
Advances	1,253	—
Total Cash Flow Provided by (Used in) Operating Activities	82,036	(47,860)

Investing Activities, Cash Flows Provided By or Used In
Short term investment	23,750	—
Other assets	87	—
Total Cash Flows Provided by (Used in) Investing Activities	23,837	—

Financing Activities, Cash Flows Provided By or Used In
Issuance of common stock	—	—
Advances from (repayment made to) related parties	(414,174)	(78,865)
Capital contribution	—	—
Long term debt increased (repayment)	257,010	—
Net Borrowings	(7,475)	—
Interest received	—	—
Interest paid	(9,693)	—
Total Cash Flows Used in Financing Activities	(174,332)	(78,865)

Effect Of Exchange Rate Changes	(3,310)	(2,497)
Change In Cash and Cash Equivalents	(71,769)	(129,221)
Cash at beginning of the period	198,906	140,987
Cash at end of the period	127,137	11,766

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	9,693	2,862
Income tax paid	—	—

See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings, Ltd.

March 31, 2015 and 2014

Notes to the Consolidated Financial Statements

(Unaudited)

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

On October 31, 2013, pursuant to agreements with one of our former directors, we transferred the stock in our China subsidiaries to the former director in exchange for cancellation of debt totaling $240,000.  As a result of the transfer of the subsidiaries, we were no longer engaged in the China cleanfuel business.  We transferred the stock of the China subsidiaries because we felt that, it not our best interest to continue China cleanfuel business as a result of our decreasing revenue, continued losses and inability to raise capital for our business

On October 31, 2013, Chu Li An acquired, for nominal consideration, 8,000,000 shares of common stock from the director who acquired the subsidiaries and 12,778,399 shares of common stock from The Chairman, who was also a director.  On November 1, 2013, Chu Li An and the Company entered into a loan agreement pursuant to which the Chu Li An agreed to lend us $100,000 initially with future loan amount up to $1,000,000, for which we will issue our 6% demand promissory note in the principal amount of $100,000.  As of March 31, 2015, the note has not been issued.

On November 18, 2013, we entered into agreement pursuant to which we issued to Chu Li An and her BVI company, our sole director and chief executive officer, 180,000,000 shares of common stock, in consideration of the cancellation of debt due to Chu Li An in the amount of $180,000.

On November 30, 2013, the company entered into an agreement to acquire all of the issued and outstanding stock of Jin Chih International, Ltd., a Taiwan corporation, from its sole owner Chu Li An for five million shares of the Company’s common stock. As of March 31, 2015, the stock has not been issued.

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

Basis of presentation

The accompanying unaudited consolidated financial statements of AJ Greentech Holdings Ltd. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

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

Net Income (Loss) per Share

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

Average Rate for the three months ended on:	March 31, 2015	March 31, 2014
Taiwan dollar (TWD)	1	1
United States dollar ($)	0.0317	0.0330

Exchange Rate at	March 31, 2015	December 31, 2014
Taiwan dollar (TWD)	1	1
United States dollar ($)	0.0320	0.0315

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

Note 4 – Accounts Receivable

Accounts receivable at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
Accounts receivable	$1,112,326	$1,147,697
Allowance for doubtful accounts	—	—
	$1,112,326	$1,147,697

Note 5 – Short term investment

For the year ended December 31, 2014, the Company purchased 1,600,000 shares per $10TWD issued by GaoPing XiNeng electric power Co., Ltd and 50,000 shares per $10TWD issued by YangXin commercial bank Co., Ltd.

For the period ended March 31, 2015, the Company sold out 100,000 shares per $10TWD of GaoPing XiNeng electric power Co., Ltd.

Note 6 – Property, Plant and Equipment

Property, plant and equipment, stated at cost, less accumulated depreciation at December 31, 2014 and 2013 consisted of the following:

	March 31, 2015	December 31, 2014
Land	$742,213	$730,616
Buildings	364,287	358,595
Office equipments	—	—
	1,106,500	1,089,211
Less: Accumulated depreciation	(23,693)	(21,137)
Total	$1,082,807	$1,068,074

For the three months ended March 31, 2015 and 2014, the Company recorded depreciation expense of $2,556 and $0, respectively.

Note 7 – Prepayments and other current assets

	March 31, 2015	December 31, 2014
Advance on purchase	$—	$—
Prepayments	4,019	1,544
	$4,019	$1,544

Note 8 - Borrowing

	March 31, 2015	Term	Int. Rate/Year
Number one commercial bank	$57,600	Jan.28,2015 to Jul.28,2015	3.675%
Number one commercial bank	134,400	Jan.28,2015 to Jul.28,2015	3.68%
GuoTai ShiHua bank	90,304	Nov.18,2014 to Nov.18,2015	5.28%
GuoTai ShiHua bank	42,816	Nov.18,2014 to Nov.18,2015	5.28%
Long term debt -the term less than 1 year	206,080	Repaid before Mar.31,2016
Total	$531,200

	December 31, 2014	Term	Int. Rate/Year
Number one commercial bank	$56,700	Jul.28,2014 to Jan.28,2015	3.675%
Number one commercial bank	132,300	Jul.28,2014 to Jan.28,2015	3.68%
GuoTai ShiHua bank	101,178	Nov.18,2014 to Nov.18,2015	5.28%
GuoTai ShiHua bank	42,147	Nov.18,2014 to Nov.18,2015	5.28%
Long term debt -the term less than 1 year	206,350	Repaid before Dec.31,2015
Total	$538,675

The long term debt should be repaid as equal principal by month. The long term debt -the term less than 1 year represented the amount should be repaid within 1 year.

NOTE 9 – RELATED PARTY TRANSACTIONS

The total amount advance from related parties consisted of the advance from shareholders for the investment, working capital and the expense. The balance was $169,053 and $583,227 as of March 31, 2015 and December 31, 2014, respectively.

During the three months ended March 31, 2015, the Company returned $414,174 to shareholder, Chu Li An.

NOTE 10 – LONG TERM DEBT

	March 31, 2015	Term	Int. Rate/Year
Number one commercial bank	$494,855	Feb.28,2013 to Jan.29,2028	2.62%
YangXin commercial bank	119,782	Dec.3,2012 to Sep.26,2016	5.30%
YangXin commercial bank	43,925	Oct.27,2013 to Sep.26,2016	5.30%
YangXin commercial bank	311,148	Jan.21,2015 to Jan.21,2018	3.80%
Long term debt -the term less than 1 year	(206,080)	Repaid before Mar.31,2016
Total	$763,630

	December 31, 2014	Term	Int. Rate/Year
Number one commercial bank	$495,082	Feb.28,2013 to Jan.29,2028	2.62%
YangXin commercial bank	157,374	Dec.3,2012 to Sep.26,2016	5.30%
YangXin commercial bank	57,024	Oct.27,2013 to Sep.26,2016	5.30%
TaiWan medium-sized and small enterprises bank	3,490	Feb.26,2010 to Jan.26,2015	2.62%
Long term debt -the term less than 1 year	(206,350)	Repaid before Dec.31,2015
Total	$506,620

The long term debt should be repaid as equal principal by month. The long term debt -the term less than 1 year represented the amount should be repaid within 1 year.

NOTE 11 – COMMON STOCK

On April 7, 2014, the shareholder, Chu Li An contributed $165,500 capital to the Company.

The Company’s capitalization is 394,500,000 common shares with a par value of $0.001 per share. There are a total of 233,760,148 common shares issued and outstanding at March 31,2015 and December 31, 2014. No preferred shares have been authorized or issued.

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

In accordance with the relevant tax laws in the TaiWan, the Company statutory rate were 17% and 17% for the three months ended March 31, 2015 and 2014, respectively. The income tax expense were $20,813 and nil for the three months ended March 31, 2015 and 2014, respectively.

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

Dividends and Reserves

Under the laws of the TaiWan, net income after taxation can only be distributed as dividends after appropriation has been made for the following: (i) cumulative prior years’ losses, if any; (ii) allocations to the “Statutory Surplus Reserve” of at least 10% of net income after tax, as determined under TaiWan accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital; (iii) allocations of 5-10% of income after tax, as determined under TaoWan accounting rules and regulations, to the Company’s “Statutory Common Welfare Fund”, which is established for the purpose of providing employee facilities and other collective benefits to employees in PRC; and (iv) allocations to any discretionary surplus reserve, if approved by stockholders.

As of March 31, 2015, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

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

On November 30, 2013, the company entered into an agreement to acquire all of the issued and outstanding stock of Jin Chih International, Ltd., a Taiwan corporation, from its sole owner Chu Li An for five million shares of the Company’s common stock. As of March 31, 2015, the stock has not been issued.

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

Results of Operations

For the three months ended March 31, 2015, we derived our revenues of $1,027,816 compared to $269,431 for the three months ended March 31, 2014, representing an increase of $758,385. Our sales came from the electronic products and general cargo trading and related consulting service to our customers operated by the Taiwan subsidiary. The Company experienced major increase in revenues due to the corporate business development. During the three months ended March 31, 2014, we have only 3 mainly customers and we then continued to develop our trading market and increased our mainly customers to 8 during the period of 2015.

Selling, general and administrative expenses consist of primarily of payroll, local taxes, investor relation expenses and professional fees. Selling, general and administrative expenses for the three months ended March 31, 2015 were $36,806, comparing to $18,416 for the last period, representing an increase $18,390. The operating expense increased according to the sales increase.

Our business operates primarily in Taiwanese Dollars (“TWD”), but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from TWD to Dollars results in translation adjustments. While our net income is added to the retained earnings on our balance sheets; the translation adjustments are added to a line item on our balance sheets labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Taiwanese currencies than of the success of our business. During the three months ended March 31, 2015, the effect of converting our financial results to U.S. Dollars was to increase $13,798 to our accumulated other comprehensive income.

Liquidity and Capital Resources

Our operations to date have been funded primarily by operations, due from related parties and capital contributions.

At March 31, 2015 and December 31, 2014, we had cash and cash equivalents of $127,137 and $198,906, respectively. Our cash at March 31, 2015 was decreased by $71,769 from December 31, 2014.

Our current assets at March 31, 2015 were $1,897,728, compared to $1,927,142 at December 31, 2014. This decrease mainly reflects decreases in cash, accounts receivable, short-term investments and partially offset by increases in the inventories.

Our current liabilities at March 31, 2015 were $1,433,275, compared to $1,820,294 at December 31, 2014. This decrease mainly reflects a significant decrease of advanced from related party and partially offset by increase in account payable and tax payable.

Statements of Cash Flows

Our cash decreased $71,769 during the first three months of 2015, as compared to $129,221 during 2014. In the first three months of 2015, we obtained cash in the amount of $82,036 and $23,837 from operating activities and investing activities, we used cash the amounts of $174,332 in our financing activities. In the first three months of 2014, we used cash the amount of $47,860 and $78,865 in operating activities and financing activities.

Net Cash provided by (Used in) Operating Activities

Net cash provided by operating activities increase $129,896 from negative $47,860 in the first three months of 2014 to positive $82,036 in the first three months of 2015 was mainly comprised of the increase $86,637 net income from $14,981 in the first three months of 2014 to $101,618 in the first three months of 2015, depreciation and amortization increase $2,200 from $0 in the first three months of 2014 to $2,200 in the first three months of 2015, the interest paid increase $9,693 from $0 in the first three months of 2014 to $9,693 in the first three months of 2015, and the increase $31,366 from changes in operating assets and liabilities from negative $62,841 in the first three months of 2014 to negative $31,475 in the first three months of 2015.

Cash Provided by (Used in) Investing Activities

In the first three months of 2015, net cash provide by investing activities of $23,837 comprised of the decrease of $23,750 short-term investment and the $87 of other assets.

Cash Provided by (Used in) Financing Activities

In the first three months of 2015, cash used in financing activities of $174,332 consisted of the advance from related party repayment of $414,174, the repayment of borrowing and long term debt of 249,535 the interest paid of $9,693.

In the first three months of 2014, cash used in financing activities of $78,865 consisted of the advance from related party repayment of $78,865.

.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of March 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending March 31, 2015. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Management is currently reviewing its staffing and systems in order to remedy the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of March 31, 2015. Additionally, the Registrant’s management has concluded that the Registrant has a material weakness associated with its U.S. GAAP expertise.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company was not a party to any legal proceeding or litigation as of March 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101	The following materials from AJ Greentech Holdings, Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2015 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Operations;, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. This Exhibit 101 is deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AJ GREENTECH HOLDINGS LTD.

Date: May 29, 2015	By:	/s/ Chu Li An
Chu Li An Chief Executive Officer

AJ GREENTECH HOLDINGS LTD.

Date: May 29, 2015	By:	/s/ Chu Li An
Chu Li An Chief Financial Officer

