Form 10-Q
period 2015-06-30
AJ GREENTECH HOLDINGS.
filed 2015-08-13
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

At June 30, 2015, there were 233,760,148 shares of the registrant's common stock issued and outstanding.

AJ GREENTECH HOLDINGS, LTD.

FORM 10-Q

June 30, 2015

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
SIGNATURES

AJ Greentech Holdings, Ltd.

June 30, 2015 and 2014

AJ Greentech Holdings Ltd.
Consolidated Balance Sheets (Unaudited)

	June 30, 2015	December 31,2014
ASSETS
CURRENT ASSETS:
Cash	124,319	198,906
Accounts receivable	1,314,869	1,147,697
Inventories	60,750	59,245
Short-term investments	468,350	519,750
Prepayments and other current assets	574	1,544
Total Current Assets	1,968,862	1,927,142
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	1,116,873	1,089,211
Accumulated depreciation	(26,158)	(21,137)
PROPERTY, PLANT AND EQUIPMENT, net	1,090,715	1,068,074
OTHER ASSETS	5,620	5,481
Total Assets	3,065,197	3,000,697
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Borrowings	662,150	538,675
Accounts payable	742,628	559,903
Advances from customers	—	78,943
Advances from related parties	2,237	583,227
Taxes payable	39,310	4,954
Accrued expenses and other current liabilities	55,979	54,592
Total Current Liabilities	1,502,304	1,820,294
LONG TERM DEBT	689,878	506,620
Total Liabilities	2,192,182	2,326,914
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock ($0.001 par value; 394,500,000 shares authorized; 233,760,148 and 233,760,148 shares issued and outstanding at June 30, 2015 and December 31, 2014)	233,760	233,760
Additional paid-in capital	117,168	117,168
Retained earnings (Deficit)	(334,597)	(513,846)
Foreign currency translation gain (loss)	856,684	836,701
Total Stockholders' Equity	873,015	673,783
Total Liabilities and Stockholders' Equity	3,065,197	3,000,697

See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings Ltd.
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	The three months ended June 30, 2015	The three months ended June 30, 2014	The six months ended June 30, 2015	The six months ended June 30, 2014
NET REVENUES	886,942	395,781	1,914,758	665,212
COST OF REVENUES	738,322	323,507	1,597,113	556,679
GROSS PROFIT	148,620	72,274	317,645	108,533
OPERATING EXPENSES:
Selling and general and administrative expenses	39,589	26,442	76,395	44,858
Total operating expenses	39,589	26,442	76,395	44,858
Income from interest	56	—	56	—
Interest Expense	15,456	18,651	25,149	21,513
Other Income (expenses)	(99)	—	(194)	—
INCOME (LOSS) BEFORE INCOME TAXES	93,532	27,181	215,963	42,162
INCOME TAX PROVISION	15,901	—	36,714	0
NET INCOME (LOSS)	77,631	27,181	179,249	42,162
OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain (loss)	6,185	163,800	19,983	213,550
COMPREHENSIVE INCOME	83,816	190,981	199,232	255,712
NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:
Net loss per common share - basic and diluted	0.00	0.00	0.00	0.00
Weighted Average Common Shares Outstanding - basic and diluted	233,760,148	233,760,148	233,760,148	233,760,148

 See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings Ltd.
Consolidated Statements of Cash Flows
(Unaudited)

	The six months ended June 30, 2015	The six months ended June 30, 2014
Operating Activities, Cash Flows Provided By or Used In
Net income	179,249	42,162
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	4,498	—
Changes In operating assets and liabilities:
Accounts Receivables	(167,172)	561,343
Inventories	(1,505)	(89,683)
Prepayments Other Current Assets	970	10,373
Accrued Expenses and Other Current Liabilities	1,387	(2,147)
Accounts Payables	182,725	(634,738)
Tax Payables	34,356	(1,603)
Advances	(78,943)	141,080
Total Cash Flow Provided by Operating Activities	155,565	26,787

Investing Activities, Cash Flows Provided By or Used In
Short term investment	51,400	—
Total Cash Flows Provided by Investing Activities	51,400	—

Financing Activities, Cash Flows Provided By or Used In
Advances from (repayment made to) related parties	(580,990)	141,080
Long term debt increased(repayment)	183,258	845,388
Net Borrowings	123,475	(1,046,107)
Total Cash Flows Used in Financing Activities	(274,257)	(59,639)

Effect Of Exchange Rate Changes	(7,295)	(65,548)
Change In Cash and Cash Equivalents	(74,587)	(98,400)
Cash at beginning of the period	198,906	140,987
Cash at end of the period	124,319	42,587
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	25,093	21,513
Income tax paid	4,202	—

See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings, Ltd.

June 30, 2015 and 2014

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

On October 31, 2013, pursuant to agreements with one of our former directors, we transferred the stock in our China subsidiaries to the former director in exchange for cancellation of debt totaling $240,000.  As a result of the transfer of the subsidiaries, we were no longer engaged in the China cleanfuel business.  We transferred the stock of the China subsidiaries because we felt that, it is not our best interest to continue China cleanfuel business as a result of our decreasing revenue, continued losses and inability to raise capital for our business

On October 31, 2013, Chu Li An acquired, for nominal consideration, 8,000,000 shares of common stock from the director who acquired the subsidiaries and 12,778,399 shares of common stock from The Chairman, who was also a director.  On November 1, 2013, Chu Li An and the Company entered into a loan agreement pursuant to which the Chu Li An agreed to lend us $100,000 initially with future loan amount up to $1,000,000, for which we will issue our 6% demand promissory note in the principal amount of $100,000.  As of June 30, 2015, the note has not been issued.

On November 18, 2013, we entered into agreement pursuant to which we issued to Chu Li An and her BVI company, our sole director and chief executive officer, 180,000,000 shares of common stock, in consideration of the cancellation of debt due to Chu Li An in the amount of $180,000.

On November 30, 2013, the company entered into an agreement to acquire all of the issued and outstanding stock of Jin Chih International, Ltd., a Taiwan corporation, from its sole owner Chu Li An for five million shares of the Company’s common stock. As of June 30, 2015, the stock has not been issued.

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

Net Income per Share

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

Average Rate for the six months ended on:	June 30, 2015	June 30, 2014
Taiwan dollar (TWD)	1	1
United States dollar ($)	0.0324	0.0330

Exchange Rate at	June 30, 2015	December 31, 2014
Taiwan dollar (TWD)	1	1
United States dollar ($)	0.0323	0.0315

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

Note 4 – Accounts Receivable

Accounts receivable at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
Accounts receivable	$1,314,869	$1,147,697
Allowance for doubtful accounts	—	—
	$1,314,869	$1,147,697

Note 5 – Short term investment

For the year ended December 31, 2014, the Company purchased 1,600,000 shares per $10TWD issued by GaoPing XiNeng electric power Co., Ltd and 50,000 shares per $10TWD issued by YangXin commercial bank Co., Ltd.

For the period ended June 30, 2015, the Company sold out 200,000 shares per $10TWD of GaoPing XiNeng electric power Co., Ltd.

Note 6 – Property, Plant and Equipment

Property, plant and equipment, stated at cost, less accumulated depreciation at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
Land	$749,171	$730,616
Buildings	367,702	358,595
Office equipments	—	—
	1,116,873	1,089,211
Less: Accumulated depreciation	(26,158)	(21,137)
Total	$1,090,715	$1,068,074

For the six months ended June 30, 2015 and 2014, the Company recorded depreciation expense of $5,021 and $0, respectively.

Note 7 – Prepayments and other current assets

	June 30, 2015	December 31, 2014
Advance on purchase	$—	$—
Prepayments	574	1,544
	$574	$1,544

Note 8 – Borrowing

	June 30, 2015	Term	Int. Rate/Year
Number one commercial bank	$58,140	Jan.28,2015 to Jul.28,2015	3.675%
Number one commercial bank	135,660	Jan.28,2015 to Jul.28,2015	3.68%
GuoTai ShiHua bank	87,275	Nov.18,2014 to Nov.18,2015	5.28%
GuoTai ShiHua bank	37,403	Nov.18,2014 to Nov.18,2015	5.28%
Ban Xin bank	135,660	Jun.10,2015 to Jun.10,2016	3.98%
Long term debt -the term less than 1 year	208,012	Repaid before June 30,2016
Total	$662,150

	December 31, 2014	Term	Int. Rate/Year
Number one commercial bank	$56,700	Jul.28,2014 to Jan.28,2015	3.675%
Number one commercial bank	132,300	Jul.28,2014 to Jan.28,2015	3.68%
GuoTai ShiHua bank	101,178	Nov.18,2014 to Nov.18,2015	5.28%
GuoTai ShiHua bank	42,147	Nov.18,2014 to Nov.18,2015	5.28%
Long term debt -the term less than 1 year	206,350	Repaid before Dec.31,2015
Total	$538,675

The long term debt should be repaid as equal principal by month. The long term debt -the term less than 1 year represented the amount should be repaid within 1 year.

NOTE 9 – RELATED PARTY TRANSACTIONS

The total amount advance from related parties consisted of the advance from shareholders for the investment, working capital and the expense. The balance was $2,237 and $583,227 as of June 30, 2015 and December 31, 2014, respectively.

During the six months ended June 30, 2015, the Company returned $580,990 to shareholder, Chu Li An.

NOTE 10 – LONG TERM DEBT

	June 30, 2015	Term	Int. Rate/Year
Number one commercial bank	$491,279	Feb.28,2013 to Jan.29,2028	2.62%
YangXin commercial bank	94,731	Dec.3,2012 to Sep.26,2016	5.30%
YangXin commercial bank	31,574	Oct.27,2013 to Sep.26,2016	5.30%
YangXin commercial bank	280,306	Jan.21,2015 to Jan.21,2018	3.80%
Long term debt -the term less than 1 year	(208,012)	Repaid before Jun 30,2016
Total	$689,878

	December 31, 2014	Term	Int. Rate/Year
Number one commercial bank	$495,082	Feb.28,2013 to Jan.29,2028	2.62%
YangXin commercial bank	157,374	Dec.3,2012 to Sep.26,2016	5.30%
YangXin commercial bank	57,024	Oct.27,2013 to Sep.26,2016	5.30%
TaiWan medium-sized and small enterprises bank	3,490	Feb.26,2010 to Jan.26,2015	2.62%
Long term debt -the term less than 1 year	(206,350)	Repaid before Dec.31,2015
Total	$506,620

The long term debt should be repaid as equal principal by month. The long term debt -the term less than 1 year represented the amount should be repaid within 1 year.

NOTE 11 – COMMON STOCK

On April 7, 2014, the shareholder, Chu Li An contributed $165,500 capital to the Company.

The Company’s capitalization is 394,500,000 common shares with a par value of $0.001 per share. There are a total of 233,760,148 common shares issued and outstanding at June 30, 2015 and December 31, 2014. No preferred shares have been authorized or issued.

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

In accordance with the relevant tax laws in the TaiWan, the Company statutory rate were 17% and 17% for the three and six months ended June 30, 2015 and 2014, respectively. The income tax expense were $36,714 and nil for the six months ended June 30, 2015 and 2014, respectively.

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

As of June 30, 2015, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

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

On November 30, 2013, the company entered into an agreement to acquire all of the issued and outstanding stock of Jin Chih International, Ltd., a Taiwan corporation, from its sole owner Chu Li An for five million shares of the Company’s common stock. As of June 30, 2015, the stock has not been issued.

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

Results of Operations

For the three and six months ended June 30, 2015, we derived our revenues of $886,942 and $1,914,758 compared to $395,781 and $665,212 for the three and six months ended June 30, 2014, representing an increase of $491,161 and 1,249,546. Our sales came from the electronic products and general cargo trading and related consulting service to our customers operated by the Taiwan subsidiary. The Company experienced major increase in revenues due to the corporate business development. During the three and six months ended June 30, 2014, we have only 3 mainly customers and we then continued to develop our trading market and increased our mainly customers to 8 during the period of 2015.

Selling, general and administrative expenses consist of provision for doubtful debts, primarily of payroll, local taxes, investor relation expenses and professional fees. Selling, general and administrative expenses for the three and six months ended June 30, 2015 were $39,589 and $76,395, comparing to $26,442 and $44,858 for the last period, representing an increase $13,147 and $31,537. The operating expense increased according to the sales increase.

Our business operates primarily in Taiwanese Dollars (“TWD”), but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from TWD to Dollars results in translation adjustments. While our net income is added to the retained earnings on our balance sheets; the translation adjustments are added to a line item on our balance sheets labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Taiwanese currencies than of the success of our business. During the six months ended June 30, 2015, the effect of converting our financial results to U.S. Dollars was to increase $19,983 to our accumulated other comprehensive income.

Liquidity and Capital Resources

Our operations to date have been funded primarily by operations, due from related parties and capital contributions.

At June 30, 2015 and December 31, 2014, we had cash and cash equivalents of $124,319 and $198,906, respectively. Our cash at June 30, 2015 was decreased by $74,587 from December 31, 2014.

Our current assets at June 30, 2015 were $1,968,862 compared to $1,927,142 at December 31, 2014. This increase mainly reflects increases in the accounts receivable, inventories and partially offset by decreases in cash, short-term investments .

Our current liabilities at June 30, 2015 were $1,502,304, compared to $1,820,294 at December 31, 2014. This decrease mainly reflects a significant decrease of advanced from related party, Advances from customers and partially offset by increase in Borrowings, account payable and tax payable.

Statements of Cash Flows

Our cash decreased $74,587 during the first six months of 2015, as compared to $98,400 during 2014. In the first six months of 2015, we obtained cash in the amount of $155,565 and $51,400 from operating activities and investing activities, we used cash the amounts of $274,257 in our financing activities. In the first six months of 2014, we obtained cash in the amount of $26,787 from operating activities, we used cash the amount of $59,639 in financing activities.

Net Cash provided by (Used in) Operating Activities

Net cash provided by operating activities increase $128,778 from $26,787 in the first six months of 2014 to $155,565 in the first six months of 2015 was mainly comprised of the increase $137,087 net income, the increase $4,498 depreciation and amortization, and the decrease $12,807 from changes in operating assets and liabilities.

Cash Provided by (Used in) Investing Activities

In the first six months of 2015, net cash provide by investing activities of $51,400 comprised of the decrease of $51,400 short-term investment.

Cash Provided by (Used in) Financing Activities

In the first six months of 2015, cash used in financing activities of $274,257 consisted of the advance from related party repayment of $580,990, the increase of borrowing and long term debt of $306,733.

In the first six months of 2014, cash used in financing activities of $59,639 consisted of the increase of advance from related party and long term debt of $986,468, the decrease of borrowing of $1,046,107.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of June 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending June 30, 2015. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Management is currently reviewing its staffing and systems in order to remedy the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of June 30, 2015. Additionally, the Registrant’s management has concluded that the Registrant has a material weakness associated with its U.S. GAAP expertise.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company was not a party to any legal proceeding or litigation as of June 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101	The following materials from AJ Greentech Holdings, Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2015 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Operations;, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. This Exhibit 101 is deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AJ GREENTECH HOLDINGS LTD.

Date: August 13, 2015	By:	/s/ Chu Li An
Chu Li An Chief Executive Officer

AJ GREENTECH HOLDINGS LTD.

Date: August 13, 2015	By:	/s/ Chu Li An
Chu Li An Chief Financial Officer