Form 10-Q
period 2015-09-30
AJ GREENTECH HOLDINGS.
filed 2015-11-30
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

At September 30, 2015, there were 292,060,148 shares of the registrant's common stock issued and outstanding.

AJ GREENTECH HOLDINGS, LTD.

FORM 10-Q

September 30, 2015

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Control and Procedures	20

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	21
SIGNATURES		22

AJ Greentech Holdings, Ltd.

September 30, 2015 and 2014

AJ Greentech Holdings Ltd.
Consolidated Balance Sheets (Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash	208,651	198,906
Accounts receivable	1,735,045	1,147,697
Inventories	57,176	59,245
Short-term investments	440,800	519,750
Prepayments and other current assets	2,037	1,544
Total Current Assets	2,443,709	1,927,142
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	—	1,089,211
Accumulated depreciation	—	(21,137)
PROPERTY, PLANT AND EQUIPMENT, net	—	1,068,074
OTHER ASSETS	5,290	5,481
Total Assets	2,448,999	3,000,697
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Borrowings	826,983	538,675
Accounts payable	1,507,196	559,903
Advances from customers	—	78,943
Advances from related parties	(488,855)	583,227
Taxes payable	14,739	4,954
Accrued expenses and other current liabilities	52,686	54,592
Total Current Liabilities	1,912,749	1,820,294
LONG TERM DEBT	138,069	506,620
Total Liabilities	2,050,818	2,326,914
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock (($0.001 par value; 394,500,000 shares authorized; 292,060,148 and 233,760,148 shares issued and outstanding at September 30, 2015 and December 31, 2014)	292,060	233,760
Additional paid-in capital	139,668	117,168
Retained earnings (Deficit)	(838,782)	(513,846)
Foreign currency translation gain (loss)	805,235	836,701
Total Stockholders' Equity	398,181	673,783
Total Liabilities and Stockholders' Equity	2,448,999	3,000,697

See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings Ltd.
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	The three months ended September 30, 2015	The three months ended September 30, 2014	The nine months ended September 30, 2015	The nine months ended September 30, 2014
NET REVENUES	539,306	500,862	2,454,064	1,166,074
COST OF REVENUES	449,869	461,376	2,046,982	1,018,055
GROSS PROFIT	89,437	39,486	407,082	148,019
OPERATING EXPENSES:
Selling and general and administrative expenses	481,806	18,786	558,201	63,644
Total operating expenses	481,806	18,786	558,201	63,644
Income from interest	143	—	199	—
Interest Expense	3,900	3,484	29,049	24,997
Other Income (expenses)	(118,994)	—	(119,188)	—
INCOME (LOSS) BEFORE INCOME TAXES	(515,120)	17,216	(299,157)	59,378
INCOME TAX PROVISION	(10,935)	—	25,779	—
NET INCOME (LOSS)	(504,185)	17,216	(324,936)	59,378
OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain (loss)	(51,449)	(5,486)	(31,466)	208,064
COMPREHENSIVE INCOME	(555,634)	11,730	(356,402)	267,442
NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:
Net loss per common share - basic and diluted	0.00	0.00	0.00	0.00
Weighted Average Common Shares Outstanding - basic and diluted	292,060,148	233,760,148	283,522,105	233,760,148

 See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings Ltd.
Consolidated Statements of Cash Flows
(Unaudited)

	The nine months ended September 30, 2015	The nine months ended September 30, 2014
Operating Activities, Cash Flows Provided By or Used In
Net income	(324,936)	59,378
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	5,053	—
Loss on sale of PPE	115,682	—
Changes In operating assets and liabilities:
Accounts Receivables	(587,348)	2,026,622
Inventories	2,069	(103,390)
Prepayments Other Current Assets	(493)	(294,632)
Accrued Expenses and Other Current Liabilities	(1,906)	(2,147)
Accounts Payables	947,293	(1,208,554)
Tax Payables	9,785	(1,609)
Advances from customers	(78,943)	142,679
Total Cash Flow Provided by Operating Activities	86,256	618,347

Investing Activities, Cash Flows Provided By or Used In
Short term investment	78,950	—
Disposal of PPE	952,392	—
Total Cash Flows Provided by Investing Activities	1,031,342	—

Financing Activities, Cash Flows Provided By or Used In
Issuance of common stock	80,800	—
Advances from (repayment made to) related parties	(1,072,082)	(141,504)
Long term debt increased(repayment)	(368,551)	(60,000)
Net Borrowings	288,308	(466,128)
Total Cash Flows Used in Financing Activities	(1,071,525)	(667,632)

Effect Of Exchange Rate Changes	(36,328)	228,983
Change In Cash and Cash Equivalents	9,745	179,698
Cash at beginning of the period	198,906	140,987
Cash at end of the period	208,651	320,685
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	28,850	24,997
Income tax paid	9,745	—

See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings, Ltd.

September 30, 2015 and 2014

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

On November 30, 2013, the company entered into an agreement to acquire all of the issued and outstanding stock of Jin Chih International, Ltd., a Taiwan corporation, from its sole owner Chu Li An for five million shares of the Company’s common stock. As of September 30, 2015, the stock has not been issued.

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

Average Rate for the nine months ended on:	September 30, 2015	September 30, 2014
Taiwan dollar (TWD)	1	1
United States dollar ($)	0.0312	0.0332

Exchange Rate at	September 30, 2015	December 31, 2014
Taiwan dollar (TWD)	1	1
United States dollar ($)	0.0304	0.0315

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

Note 4 – Accounts Receivable

Accounts receivable at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
Accounts receivable	$1,735,045	$1,147,697
Allowance for doubtful accounts	—	—
	$1,735,045	$1,147,697

Note 5 – Short term investment

For the year ended December 31, 2014, the Company purchased 1,600,000 shares per $10TWD issued by GaoPing XiNeng electric power Co., Ltd and 50,000 shares per $10TWD issued by YangXin commercial bank Co., Ltd.

For the period ended September 30, 2015, the Company sold out 200,000 shares per $10TWD of GaoPing XiNeng electric power Co., Ltd.

Note 6 – Property, Plant and Equipment

Property, plant and equipment, stated at cost, less accumulated depreciation at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
Land	$—	$730,616
Buildings	—	358,595
Office equipments	—	—
	—	1,089,211
Less: Accumulated depreciation	—	(21,137)
Total	$—	$1,068,074

For the nine months ended September 30, 2015 and 2014, the Company recorded depreciation expense of $5,053 and $0, respectively.

On July 6, 2015, the Company sold out the land and Buildings, the net loss was $115,682.

Note 7 – Prepayments and other current assets

	September 30, 2015	December 31, 2014
Advance on purchase	$1,501	$—
Prepayments	536	1,544
	$2,037	$1,544

Note 8 – Borrowing

	September 30, 2015	Term	Int. Rate/Year
Number one commercial bank	$91,200	Jul.30,2015 to Jan.30,2016	5.25%
Number one commercial bank	91,200	Aug.4,2015 to Feb.4,2016	5.28%
GuoTai ShiHua bank	108,224	Nov.18,2014 to Nov.18,2015	5.28%
TaiWan medium-sized and small enterprises bank	243,200	Sep.24,2015 to Sep.24,2016	3.80%
Ban Xin bank	117,622	Jun.10,2015 to Jun.10,2016	3.98%
Long term debt -the term less than 1 year	175,537	Repaid before June 30,2016
Total	$826,983

	December 31, 2014	Term	Int. Rate/Year
Number one commercial bank	$56,700	Jul.28,2014 to Jan.28,2015	3.675%
Number one commercial bank	132,300	Jul.28,2014 to Jan.28,2015	3.68%
GuoTai ShiHua bank	101,178	Nov.18,2014 to Nov.18,2015	5.28%
GuoTai ShiHua bank	42,147	Nov.18,2014 to Nov.18,2015	5.28%
Long term debt -the term less than 1 year	206,350	Repaid before Dec.31,2015
Total	$538,675

The long term debt should be repaid as equal principal by month. The long term debt -the term less than 1 year represented the amount should be repaid within 1 year.

NOTE 9 – RELATED PARTY TRANSACTIONS

The total amount advance from related parties consisted of the advance from shareholders for the investment, working capital and the expense. The balance was negative $488,855 and $583,227 as of September 30, 2015 and December 31, 2014, respectively.

During the nine months ended September 30, 2015, the Company returned $1,072,082 to shareholder, Chu Li An.

NOTE 10 – LONG TERM DEBT

	September 30, 2015	Term	Int. Rate/Year
YangXin commercial bank	57,349	Dec.3,2012 to Sep.26,2016	5.30%
YangXin commercial bank	16,855	Oct.27,2013 to Sep.26,2016	5.30%
YangXin commercial bank	239,402	Jan.21,2015 to Jan.21,2018	3.80%
Long term debt -the term less than 1 year	(175,537)	Repaid before Jun 30,2016
Total	$138,069

	December 31, 2014	Term	Int. Rate/Year
Number one commercial bank	$495,082	Feb.28,2013 to Jan.29,2028	2.62%
YangXin commercial bank	157,374	Dec.3,2012 to Sep.26,2016	5.30%
YangXin commercial bank	57,024	Oct.27,2013 to Sep.26,2016	5.30%
TaiWan medium-sized and small enterprises bank	3,490	Feb.26,2010 to Jan.26,2015	2.62%
Long term debt -the term less than 1 year	(206,350)	Repaid before Dec.31,2015
Total	$506,620

The long term debt should be repaid as equal principal by month. The long term debt -the term less than 1 year represented the amount should be repaid within 1 year.

NOTE 11 – COMMON STOCK

On April 7, 2014, the shareholder, Chu Li An contributed $165,500 capital to the Company.

On July 10, 2015, the Company issued 50,000,000 shares with a par value of $0.001 per share for debt cancel and 800,000 shares with a par value of $0.001 per share in exchange for consulting services.

On August 6, 2015, the Company issued 5,000,000 shares with a par value of $0.001 per share and 2,500,000 shares with a par value of $0.01 per share for debt cancel.

The Company’s capitalization is 394,500,000 common shares with a par value of $0.001 per share. There are a total of 292,060,148 and 233,760,148 common shares issued and outstanding at September 30, 2015 and December 31, 2014. No preferred shares have been authorized or issued.

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

In accordance with the relevant tax laws in the TaiWan, the Company statutory rate were 17% and 17% for the three and nine months ended September 30, 2015 and 2014, respectively. The income tax expense were $25,779 and nil for the nine months ended September 30, 2015 and 2014, respectively.

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

As of September 30, 2015, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

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

On November 30, 2013, the company entered into an agreement to acquire all of the issued and outstanding stock of Jin Chih International, Ltd., a Taiwan corporation, from its sole owner Chu Li An for five million shares of the Company’s common stock. As of September 30, 2015, the stock has not been issued.

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

Results of Operations

For the three and nine months ended September 30, 2015, we derived our revenues of $539,306 and $2,454,064 compared to $500,862 and $1,166,074 for the three and nine months ended September 30, 2014, representing an increase of $38,444 and 1,287,990. Our sales came from the electronic products and general cargo trading and related consulting service to our customers operated by the Taiwan subsidiary. The Company experienced major increase in revenues due to the corporate business development. During the three and nine months ended September 30, 2014, we have only 3 mainly customers and we then continued to develop our trading market and increased our mainly customers to 8 during the period of 2015.

Selling, general and administrative expenses consist of provision for doubtful debts, primarily of payroll, local taxes, investor relation expenses and professional fees. Selling, general and administrative expenses for the three and nine months ended September 30, 2015 were $481,806 and $558,201, comparing to $18,786 and $63,644 for the last period, representing an increase $463,020 and $494,557. The operating expense increased according to the sales increase.

Our business operates primarily in Taiwanese Dollars (“TWD”), but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from TWD to Dollars results in translation adjustments. While our net income is added to the retained earnings on our balance sheets; the translation adjustments are added to a line item on our balance sheets labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Taiwanese currencies than of the success of our business. During the nine months ended September 30, 2015, the effect of converting our financial results to U.S. Dollars was to decrease $31,466 to our accumulated other comprehensive income.

Liquidity and Capital Resources

Our operations to date have been funded primarily by operations, due from related parties and capital contributions.

At September 30, 2015 and December 31, 2014, we had cash and cash equivalents of $208,651 and $198,906, respectively. Our cash at September 30, 2015 was increased by $9,745 from December 31, 2014.

Our current assets at September 30, 2015 were $2,443,709 compared to $1,927,142 at December 31, 2014. This increase mainly reflects increases in the accounts receivable and partially offset by decreases in short-term investments.

Our current liabilities at September 30, 2015 were $1,912,749, compared to $1,820,294 at December 31, 2014. This increase mainly reflects a significant increase of account payable, Borrowings, tax payable and partially offset by decrease in advanced from related party and Advances from customers.

Statements of Cash Flows

Our cash increased $9,745 during the first nine months of 2015, as compared to $179,698 during 2014. In the first nine months of 2015, we obtained cash in the amount of $86,256 and $1,031,342 from operating activities and investing activities, we used cash the amounts of $1,071,525 in our financing activities. In the first nine months of 2014, we obtained cash in the amount of $618,347 from operating activities, we used cash the amount of $667,632 in financing activities.

Net Cash provided by (Used in) Operating Activities

Net cash provided by operating activities decrease $532,091 from $618,347 in the first nine months of 2014 to $86,256 in the first nine months of 2015 was mainly comprised of the increase $5,053 depreciation and amortization, the increase $115,682 loss on sales of PPE and the decrease $384,314 net income and $268,512 from changes in operating assets and liabilities.

Cash Provided by (Used in) Investing Activities

In the first nine months of 2015, net cash provided by investing activities of $1,031,342 comprised of the decrease of $78,950 short-term investment and $952,392 Disposal of PPE.

Cash Provided by (Used in) Financing Activities

In the first nine months of 2015, cash used in financing activities of $1,071,525consisted of the advance from related party repayment of $1,072,082, the decrease of long term debt 368,551 and the increase of borrowing $288,308 and shares issued $80,800.

In the first nine months of 2014, cash used in financing activities of $667,632 consisted of the advance from related party repayment of $141,504 and decrease of long term debt and borrowing $526,128.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of September 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending September 30, 2015. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Management is currently reviewing its staffing and systems in order to remedy the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of September 30, 2015. Additionally, the Registrant’s management has concluded that the Registrant has a material weakness associated with its U.S. GAAP expertise.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company was not a party to any legal proceeding or litigation as of September 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101	The following materials from AJ Greentech Holdings, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2015 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Operations;, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. This Exhibit 101 is deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AJ GREENTECH HOLDINGS LTD.

Date: November 27, 2015	By:	/s/ Chu Li An
Chu Li An Chief Executive Officer

AJ GREENTECH HOLDINGS LTD.

Date: November 27, 2015	By:	/s/ Chu Li An
Chu Li An Chief Financial Officer

