Form 10-K
period 2015-12-31
AJ GREENTECH HOLDINGS.
filed 2016-09-15
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

THE EXCHANGE ACT:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No☑

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

As of June 30, 2015, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the OTC Bulletin Board) was approximately $1,573,594. (143,054 shares, 11.00 per share).

At December 31, 2015, there were 58,443,054 shares of the registrant's common stock issued and outstanding.

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

On November 30, 2013, the company entered into an agreement to acquire all of the issued and outstanding stock of Jin Chih International, Ltd., a Taiwan corporation, from its sole owner Chu Li An for five million shares of the Company’s common stock. As of December 31, 2015, the stock has not been issued.

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

The Company currently has 15 full-time employees.

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

Our common stock trades on the OTC under the symbol “AJGH.” There is a limited trading market for our common stock and there is frequently no trading in our common stock.  As of December 31, 2015, the last reported sale price was $2.34 per share.  Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

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

As of December 31, 2015, there has only been limited trading activity in our common stock.  There can be no assurance that a market will ever develop in our common stock in the future.  If a market does not develop then stockholders would be unable to sell any of our common stock likely resulting in a complete loss of any funds they invested.

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

Our corporate offices are located at 3F-1, No. 200, Sec. 3, Bade Rd. Songshan Dist, Taipei, Taiwan R.O.C. 0118862-2570-7766. Our company website is AJGreentech.com. On September 1, 2016, the corporate office moved to 21F-1 No 76 Dunhua S' Rd Da'an Disr., Taipei 106, Taiwan R.O.C.

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

	Closing Prices (1)
	High	Low
Year Ended December 31, 2015
1st Quarter	$0.08	$0.08
2nd Quarter	$11.00	$0.08
3rd Quarter	$11.00	$8.74
4th Quarter	$8.74	$2.25

Year Ended December 31, 2014
1st Quarter	$0.17	$0.04
2nd Quarter	$0.08	$0.05
3rd Quarter	$0.09	$0.02
4th Quarter	$0.08	$0.01

(1)	The above tables set forth the range of high and low closing prices per share of our common stock as reported by OTC Bulletin Board and the Pink Sheets, as applicable, for the periods indicated.

Approximate Number of Holders of Our Common Stock

On December 31, 2015, there were approximately 44 stockholders of record of our common stock.

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

Recent Sales of Unregistered Securities

None. There is no sale of unregistered securities during the fiscal year ending Dec 31, 2015.

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

Repurchase of Equity Securities.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the fiscal year ending December 31, 2015.

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

On November 30, 2013, the company entered into an agreement to acquire all of the issued and outstanding stock of Jin Chih International, Ltd., a Taiwan corporation, from its sole owner Chu Li An for five million shares of the Company’s common stock. As of December 31, 2015, the stock has not been issued.

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

Results of Operations

For the year ended December 31, 2015, we derived our revenues of $3,423,657 compared to $2,104,366 for the year ended December 31, 2014, representing an increase of $1,319,291. Our sales came from the electronic products and general cargo trading and related consulting service to our customers operated by the Taiwan subsidiary. The Company experienced major increase in revenues due to the corporate business development. During the year of 2014, we have only 7 mainly customers and we then continued to develop our trading market and increased our mainly customers to 14 during the year of 2015.

Selling, general and administrative expenses consist of provision for doubtful debts, primarily of payroll, local taxes, investor relation expenses and professional fees. Selling, general and administrative expenses for the year ended December 31, 2015 were $436,956, comparing to $287,781 for the last fiscal year, representing an increase $149,175. The operating expense increased mainly according to the sales increase and the payroll increased a lot as we plan to expand our business.

Our new business operates primarily in Taiwanese Dollars (“TWD”), but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from TWD to Dollars results in translation adjustments. While our net income is added to the retained earnings on our balance sheets; the translation adjustments are added to a line item on our balance sheets labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Taiwanese currencies than of the success of our business. During the year ended December 31, 2015, the effect of converting our financial results to U.S. Dollars was to cut down $61,127 to our accumulated other comprehensive income.

Liquidity and Capital Resources

Our operations to date have been funded primarily by operations, due from related parties and capital contributions.

At December 31, 2015 and 2014, we had cash and cash equivalents of $291,832 and $198,906, respectively. Our cash at December 31, 2015 was increased by $92,926 from December 31, 2014.

Our current assets at December 31, 2015 were $1,952,326, compared to $1,927,142 at December 31, 2014. This increase mainly reflects increases in cash and cash equivalents and accounts receivable, partially offset by decreases in the Short-term investments and inventory.

Our current liabilities at December 31, 2015 were $1,027,592, compared to $1,820,294 at December 31, 2014. This decrease mainly reflects a decrease in accounts payable, due to related parties, short-term loan and advances from customers and partially offset by increase of tax payable.

Statements of Cash Flows

Our cash increased $92,926 during 2015, as compared to $60,168 during 2014. In 2015, we used cash the amount of $301,883 and $581,665 in operating activities and financing activities, we obtained cash the amounts of $1,037,601 in our investing activities. In 2014, we obtained cash in the amount of $246,092 and $321,065 from operating activities and financing activities, we used cash the amounts of $523,215 in our investing activities.

Net Cash provided by (Used in) Operating Activities

Net cash provided by operating activities decreased $547,975 from $246,092 in 2014 to negative $301,883 in 2015 was mainly comprised of the decrease $59,606 net loss from $72,780 in 2014 to $132,386 in 2015, the decrease $8,428 depreciation and amortization from $13,528 in 2014 to $5,100 in 2015, the loss on sale of PPE increase $102,824 from $15,951 in 2014 to $118,775 in 2015, and the decrease $587,765 from changes in operating assets and liabilities from $289,393 in 2014 to negative $293,372 in 2015.

Cash Provided by (Used in) Investing Activities

In 2015, net cash provided by investing activities of $1,037,601 comprised of the disposal of Property, plant and equipment $944,199 and short-term investment $93,402.

In 2014, net cash used in investing activities of $523,215 comprised of the investment $519,750 of short-term investment and the investment $3,465 of other assets.

Cash Provided by (Used in) Financing Activities

In 2015, cash used in financing activities of $581,665 consisted of the repayment to related parties of $498,390, the shares issued and capital contribution of $88,000, the repayment of short-term loan and long-term loan of $171,275.

In 2014, cash provided by financing activities of $321,065 consisted of the advance from related parties of $523,227, the capital contribution of $165,500, the repayment of short-term loan and long-term loan of 367,662.

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

Consolidated Financial Statements

The full text of our audited consolidated financial statements as of December 31, 2015 and 2014 begins on page F-1 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company changes auditors in March 2013, September of 2013, March 31, 2015 and December 31, 2015. Please refer to 8-K dated March 7, 2013, 8-K dated September 10, 2013, 8-K dated April 6, 2015 and 8-K dated August 29, 2016.

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

During the course of internal evaluation, following control weaknesses are noted for the fiscal year ended December 31, 2015 that required correction:

•	no independent director exists in the Board of Directors, and the directors have a little understanding about U.S. GAAP and Sarbanes-Oxley Act 404 requirements in 2015.

Based upon their evaluation as of the end of the period covered by this annual report, the Company's chief executive officer and chief financial officer concluded that, due to the significant deficiencies in internal control over financial reporting described below, the Company's disclosure controls and procedures are not effective as of December 31, 2015.

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

Management is currently reviewing its staffing and systems in order to remedy the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2015. Additionally, the Registrant’s management has concluded that the Registrant has a material weakness associated with its U.S. GAAP expertise.

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

Name (1)	Age	Title
Chu Li An	53	Chief Executive Officer, Chief Financial Officer, Director

Ms. Chu, 53, served as chief executive officer of Jin Chih International Co., Ltd., a trading company from September 2001 through present 2014. From September 2008 to September 2013, Ms. Chu served as president of Wealthy Link Technology Corp. Ms. Chu received her college degree in business from Ming Chuan College in 1982, and MBA degree in Business from Angelo State University in Texas in 1987.

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

Board Attendance

During 2015, the board of directors did not hold any meetings.  All actions were taken by actions in writing.

ITEM 11.	EXECUTIVE COMPENSATION

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2015 and December 31, 2014 by each person who served as chief executive officer and chief financial officer during the year ended December 31, 2015.

SUMMARY COMPENSATION TABLE

	Fiscal	Salary	Bonus	Stock Awards	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
Chu Li An, chief executive and	2015	30,000	0	0	0	30,000
financial officer (1)	2014	30,000	0	0	0	30,000

(1)    Ms. Chu Li An has served as chief executive and financial officer since October 2013.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2015.

	Option awards				Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Chu Li An Chairman, CEO	—	—	$—	—	—	—	—	—

Remuneration of Directors

None of the members of the Board of Directors receives remuneration for service on the Board.

Executive Employment Contracts

We have employment agreements with CEO, Chu Li An on Oct. 1, 2013 for 5 years, subject to automatic renewals of another 5 years at the rate of $30,000 per year.

Equity Compensation Plan Information

Our board of directors and stockholders approved the 2013 long term incentive plan, which covers the issuance of 2,000,000 shares.  The plan provides for the grant of stock options or restricted stock grants to employees and consultants.  No shares were issued under the plan during 2015, and there are no outstanding options under the plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of outstanding Registrant Common Stock as of December 31, 2015 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of Class (2)
Chu Li An	10,060,000	17.21%
Jenus International Financial Group	560,000	0.96%
All Directors and Executive Officers as a Group (2 persons)	10,620,000	18.17%

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

(2) For each shareholder, the calculation of percentage of beneficial ownership is based upon 292,060,148 shares of Common Stock outstanding as of December 31, 2015, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

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

During the year of 2014, the Company increased advances from related parties $523,227.

During the year of 2015, the Company repaid to related parties $498,390.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	2015	2014
Audit fees(1)	$18,000	$30,000
Audit-related fees	$—	$—
Tax fees(2)	$—	$—
All other fees	$—	$—
Total	$18,000	$30,000

(1)	Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by McCormack, Su & Company Inc. for our consolidated financial statements as of and for the year ended December 31, 2015.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

Exhibit No.	Description
3.1(1)	Articles of Incorporation
3.2(1)	By-Laws
4.1(1)	Form of Share Certificate
10.1(1)	Private Placement Memorandum
10.2(1)	Subscription Agreement
10.3(1)	Registration Rights Agreement
10.4(2)	Employment Agreement dated Oct. 1, 2013 between American Jianye Greentech Holdings Ltd. and Chu Li An.
10.19(3)	Certificate of Amendment dated February 13 of changing name to AJ Greentech Holdings. Ltd.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101	The following materials from our Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. *

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

AJ GREENTECH HOLDINGS LTD.

Date: September 15, 2016	By:	/s/ Chu Li An
Chu Li An Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chu Li An	Chief Financial Officer, Director	9/15/2016
Chu Li An	(Principal Financial Officer)

/s/ Chu Li An	Chief Executive Officer	9/15/2016
Chu Li An

AJ Greentech Holdings, Ltd. and Subsidiary

December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
AJ Greentech Holdings Ltd.

We have audited the accompanying consolidated balance sheets of AJ Greentech Holdings Ltd. (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  AJ Greentech Holdings Ltd. as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Zhang Hongling CPA, P.C.

Flushing, NY

September 15, 2016

AJ Greentech Holdings Ltd.
Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash	291,832	198,906
Accounts receivable	1,233,130	1,147,697
Inventories	—	59,245
Short-term investments	426,348	519,750
Prepaid value added taxes	—	—
Prepayments and other current assets	1,016	1,544
Total Current Assets	1,952,326	1,927,142
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	—	1,089,211
Accumulated depreciation	—	(21,137)
PROPERTY, PLANT AND EQUIPMENT, net	—	1,068,074
OTHER ASSETS	5,288	5,481
Total Assets	1,957,614	3,000,697
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term loan	512,268	538,675
Accounts payable	350,634	559,903
Advances from customers	—	78,943
Advances from related parties	84,837	583,227
Taxes payable	25,196	4,954
Accrued expenses and other current liabilities	54,657	54,592
Total Current Liabilities	1,027,592	1,820,294
LONG TERM DEBT	361,752	506,620
Total Liabilities	1,389,344	2,326,914
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock (($0.001 par value; 394,500,000 shares authorized; 58,443,054 and 143,054 shares issued and outstanding at December 31, 2015 and December 31, 2014)	58,443	143
Additional paid-in capital	380,485	350,785
Retained earnings (Deficit)	(646,232)	(513,846)
Foreign currency translation gain (loss)	775,574	836,701
Total Stockholders' Equity	568,270	673,783
Total Liabilities and Stockholders' Equity	1,957,614	3,000,697

See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings Ltd.
Consolidated Statements of Operations and Comprehensive Income

	The year ended Dec. 31, 2015	The year ended Dec. 31, 2014
NET REVENUES	3,423,657	2,104,366
COST OF REVENUES	2,856,259	1,830,270
GROSS PROFIT	567,398	274,096
OPERATING EXPENSES:
Selling and general and administrative expenses	436,956	287,781
Total operating expenses	436,956	287,781
Income from interest	(361)	(225)
Interest Expense	40,358	43,740
Other Expense (income)	181,424	15,159
INCOME (LOSS) BEFORE INCOME TAXES	(90,979)	(72,359)
INCOME TAX PROVISION	41,407	421
NET INCOME (LOSS)	(132,386)	(72,780)
OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain (loss)	(61,127)	(45,190)
COMPREHENSIVE INCOME	(193,513)	(117,970)
NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:
Net loss per common share - basic and diluted	(0.00)	(0.82)
Weighted Average Common Shares Outstanding - basic and diluted	58,443,054	143,054

See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings Ltd.
Consolidated Statement of Stockholders’ Equity
For the Year Ended December 31, 2015 and 2014

	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Foreign Currency Translation Gain	Total Stockholders' Equity
Balance, December 31, 2013	143,054	143	185,285	(441,066)	881,891	626,253
Capital contribution	—	—	165,500	—	—	165,500
Net income (loss)	—	—	—	(72,780)	—	(72,780)
Foreign currency translation gain (loss)	—	—	—	—	(45,190)	(45,190)
Balance, December 31, 2014	143,054	143	350,785	(513,846)	836,701	673,783
Shares issued	58,300,000	58,300	29,700	—	—	88,000
Net income (loss)	—	—	—	(132,386)	—	(132,386)
Foreign currency translation gain (loss)	—	—	—	—	(61,127)	(61,127)
Balance, December 31, 2015	58,443,054	58,443	380,485	(646,232)	775,574	(568,270)

See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings Ltd.
Consolidated Statements of Cash Flows

	The Year ended December 31, 2015	The Year ended December 31, 2014
Operating Activities, Cash Flows Provided By or Used In
Net Loss	(132,386)	(72,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,100	9,163
Amortization	—	4,365
Loss on sale of PPE	118,775	15,951
Changes In operating assets and liabilities:
Accounts Receivables	(85,433)	792,628
Inventories	59,245	30,189
Prepayments Other Current Assets	721	7,311
Accrued Expenses and Other Current Liabilities	65	52,646
Accounts Payables	(209,269)	(534,571)
Tax Payables	20,242	3,327
Advances	(78,943)	(62,137)
Total Cash Flow From Operating Activities	(301,883)	246,092

Investing Activities, Cash Flows Provided By or Used In
Short term investment	93,402	(519,750)
Other assets	—	(3,465)
Disposal of Property, plant and equipment	944,199	—
Total Cash Flows From Investing Activities	1,037,601	(523,215)

Financing Activities, Cash Flows Provided By or Used In
Issuance of common stock	88,000	—
Advances from (repayment made to) related parties	(498,390)	523,227
Capital contribution	—	165,500
Long term debt repayment	(144,868)	(247,091)
Net Borrowings	(26,407)	(120,571)
Total Cash Flows From Financing Activities	(581,665)	321,065

Effect Of Exchange Rate Changes	(61,127)	16,226
Change In Cash and Cash Equivalents	92,926	60,168
Cash at beginning of the period	198,906	138,738
Cash at end of the period	291,832	198,906
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	39,118	43,740
Income tax paid	-	-

See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings Ltd.

December 31, 2015

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

On October 31, 2013, pursuant to agreements with one of our former directors, we transferred the stock in our China subsidiaries to the former director in exchange for cancellation of debt totaling $240,000.  As a result of the transfer of the subsidiaries, we were no longer engaged in the China cleanfuel business.  We transferred the stock of the China subsidiaries because we felt that, it not our best interest to continue China cleanfuel business as a result of our decreasing revenue, continued losses and inability to raise capital for our business

On October 31, 2013, Chu Li An acquired, for nominal consideration, 8,000,000 shares of common stock from the director who acquired the subsidiaries and 12,778,399 shares of common stock from The Chairman, who was also a director.  On November 1, 2013, Chu Li An and the Company entered into a loan agreement pursuant to which the Chu Li An agreed to lend us $100,000 initially with future loan amount up to $1,000,000, for which we will issue our 6% demand promissory note in the principal amount of $100,000.  As of December 31, 2015, the note has not been issued.

On November 18, 2013, we entered into agreement pursuant to which we issued to Chu Li An and her BVI company, our sole director and chief executive officer, 180,000,000 shares of common stock, in consideration of the cancellation of debt due to Chu Li An in the amount of $180,000.

On November 30, 2013, the Company entered into an agreement to acquire all of the issued and outstanding stock of Jin Chih International, Ltd., a Taiwan corporation, from its sole owner Chu Li An for five million shares of the Company’s common stock. As of December 31, 2015, the stock has not been issued.

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

Net Loss per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive warrants and options and convertible securities. Because the Company incurred losses for the year ended December 31, 2015, the number of basic and diluted shares of common stock is the same since any effect from outstanding warrants would be anti-dilutive.

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

Average Rate for the year	December 31, 2014	December 31, 2015
Taiwan dollar (TWD)	1	1
United States dollar ($)	0.0330	0.0315

Exchange Rate at	December 31, 2014	December 31, 2015
Taiwan dollar (TWD)	1	1
United States dollar ($)	0.0315	0.0304

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

Note 4 – Accounts Receivable

Accounts receivable at December 31, 2015 and 2014 consisted of the following:

	December 31, 2015	December 31, 2014
Accounts receivable	$1,233,130	$1,147,697
Allowance for doubtful accounts	—	—
	$1,233,130	$1,147,697

Note 5 – Short term investment

For the year ended December 31, 2014, the Company purchased 1,600,000 shares per $10TWD issued by GaoPing XiNeng electric power Co., Ltd and 50,000 shares per $10TWD issued by YangXin commercial bank Co., Ltd.

For the year ended December 31, 2015, the Company sold out 200,000 shares per $10TWD of GaoPing XiNeng electric power Co., Ltd and 47,000 shares per $10.036TWD issued by YangXin commercial bank Co., Ltd.

Note 6 – Property, Plant and Equipment

Property, plant and equipment, stated at cost, less accumulated depreciation at December 31, 2015 and 2014 consisted of the following:

	December 31, 2015	December 31, 2014
Land	$—	$730,616
Buildings	—	358,595
Office equiptments	—	—
	—	1,089,211
Less: Accumulated depreciation	—	(21,137)
Total	$—	$1,068,074

For the year ended December 31, 2015 and 2014, the Company recorded depreciation expense of $5,100 and $9,163 , respectively.

On July 6, 2015, the Company sold out the land and Buildings, the net loss was $118,775.

Note 7 – Prepayments and other current assets

	December 31, 2015	December 31, 2014
Advance on purchase	$551	$—
Prepayments	465	1,544
	$1,016	$1,544

Note 8 – SHORT-TERM LOAN

	December 31, 2015	Term	Int. Rate/Year
Number one commercial bank	$91,200	Jul.30,2015 to Jan.30,2016	5.25%
Number one commercial bank	91,200	Aug.4,2015 to Feb.4,2016	5.25%
GuoTai ShiHua bank	69,160	Nov.18,2015 to Nov.18,2016	5.28%
GuoTai ShiHua bank	29,566	Nov.18,2015 to Nov.18,2016	5.28%
Long term debt -the term less than 1 year
Ban Xin commercial bank	41,654	Repaid before Dec.31, 2016	3.69%
YangXin commercial bank	101,019	Repaid before Dec.31, 2016	4.17%
YangXin commercial bank	39,829	Repaid before Dec.31, 2016	5.30%
TaiWan medium-sized and small enterprises bank	48,640	Repaid before Dec.31, 2016	3.73%
Total	$512,268

	December 31, 2014	Term	Int. Rate/Year
Number one commercial bank	$56,700	Jul.28,2014 to Jan.28,2015	3.675%
Number one commercial bank	132,300	Jul.28,2014 to Jan.28,2015	3.68%
GuoTai ShiHua bank	101,178	Nov.18,2014 to Nov.18,2015	5.28%
GuoTai ShiHua bank	42,147	Nov.18,2014 to Nov.18,2015	5.28%
Long term debt -the term less than 1 year
Number one commercial bank	36,960	Repaid before Dec.31,2015	2.62%
YangXin commercial bank	113,400	Repaid before Dec.31,2015	5.30%
YangXin commercial bank	52,500	Repaid before Dec.31,2015	5.30%
TaiWan medium-sized and small enterprises bank	3,490	Repaid before Dec.31,2015	2.62%
Total	$538,675

The long term debt should be repaid as equal principal by month. The long term debt -the term less than 1 year represented the amount should be repaid within 1 year.

NOTE 9 – RELATED PARTY TRANSACTIONS

The total amount advance from related parties consisted of the advance from shareholders for the investment, working capital and the expense. The balance was $84,837 and $583,227 as of December 31, 2015 and 2014, respectively.

During the year ended December 31, 2014, the Company borrowed $523,227 from related parties.

During the year ended December 31, 2015, the Company repaid $498,390 to related parties.

NOTE 10 – LONG TERM DEBT

	December 31, 2015	Term	Int. Rate/Year
Ban Xin commercial bank	$65,634	Jun 10,2015 to Jun.10,2018	3.69%
YangXin commercial bank	113,718	Jan.21,2015 to Jan.21,2018	4.17%
TaiWan medium-sized and small enterprises bank	182,400	Sep.25,2015 to Sep.25,2020	3.73%
Total	$361,752

	December 31, 2014	Term	Int. Rate/Year
Number one commercial bank	$458,122	Feb.28,2013 to Jan.29,2028	2.62%
YangXin commercial bank	43,974	Dec.3,2012 to Sep.26,2016	5.30%
YangXin commercial bank	4,524	Oct.27,2013 to Sep.26,2016	5.30%
Total	$506,620

The long term debt should be repaid as equal principal by month. The long term debt -the term less than 1 year represented the amount should be repaid within 1 year.

NOTE 11 - TAXES PAYABLE

	December 31, 2015	December 31, 2014
Income tax payable	$23,694	$402
Value added tax payable	1,502	4,552
Total	$25,196	$4,954

NOTE 12 – INCOME TAXES

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

In accordance with the relevant tax laws in the TaiWan, the Company statutory rate were 17% and 17% for the year ended December 31, 2015 and 2014, respectively.

The components of the income tax (benefit) expense are as follows:

	The year ended December 31, 2015	The year ended December 31, 2014
Current provision	$41,407	$421
Deferred provision (benefit)	—	—
Total	$41,407	$421

NOTE 13 – COMMON STOCK

On April 7, 2014, the shareholder, Chu Li An contributed $165,500 capital to the Company.

On June 30, 2015, the Company made a reverse split of its common stock at the rate of 1 for 1500.

On July 10, 2015, the Company issued 50,000,000 shares with a par value of $0.001 per share for cash. The cash was finally offset with debt cancel due to shareholder.

On July 10, 2015, the Company issued 800,000 shares with a par value of $0.01 per share in exchange for consulting services of $8,000.

On August 6, 2015, the Company issued 5,000,000 shares with a par value of $0.001 per share and 2,500,000 shares with a par value of $0.01 per share for cash. The cash was finally offset with debt cancel due to shareholder.

The Company’s capitalization is 394,500,000 common shares with a par value of $0.001 per share. There are a total of 58,443,054 and 143,054 common shares issued and outstanding at December 31, 2015 and 2014. No preferred shares have been authorized or issued.

NOTE 14 – FOREIGN OPERATIONS

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

As of December 31, 2015, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

NOTE 15. COMMITMENT AND CONTINGENCIES

The Company had bank loans. Based on the contract agreement, the future minimum repayments required for the coming years are as follows:

Years ending December 31:
2016	$512,268
2017	186,488
2018	90,239
2019	48,460
2020	36,386
Remaining payments	-
Total	$874,021

The Company did not have other significant capital commitments, or significant guarantees as of December 31, 2015, respectively.

NOTE 16 –SUBSEQUENT EVENTS

On April 1, 2016, the Company entered into agreement to acquire 100% equity share of SkyEye:DMS, a company that analyzes each registered driver’s behavior and to form various reports, all to improve the driver’s driving behavior towards mobility and safety on the road.

After the acquisition, AJ Greentech will aim to install SkyEye:DMS systems in each of its security convoy vehicles. SkyEye’s hardware function is to collect the driver’s driving status and record driving videos and then upload the necessary data to a cloud-based server. With the SkyEye, the hardware can used to watch over the safety of the car and the driver, to successfully improve both mobility and safety on the road. This expansion will allow Proguard Security to further propagate its name as well as offer its security services to bureaucratic and governmental establishments.

