Form 10-Q
period 2016-03-31
AJ GREENTECH HOLDINGS.
filed 2016-10-17
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

At March 31, 2016, there were 58,443,054 shares of the registrant's common stock issued and outstanding.

AJ GREENTECH HOLDINGS, LTD.

FORM 10-Q

March 31, 2016

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
SIGNATURES

AJ Greentech Holdings, Ltd.

March 31, 2016 and 2015

AJ Greentech Holdings Ltd.
Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	229,754	291,832
Accounts receivable	1,813,159	1,233,130
Inventories	50,776	—
Short-term investments	419,891	426,348
Prepayments and other current assets	1,005	1,016
Total Current Assets	2,514,585	1,952,326
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	—	—
Accumulated depreciation	—	—
PROPERTY, PLANT AND EQUIPMENT, net	—	—
OTHER ASSETS	5,401	5,288
Total Assets	2,519,986	1,957,614
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Borrowings	344,069	512,268
Accounts payable	919,808	350,634
Advances from customers	—	—
Advances from related parties	84,837	84,837
Taxes payable	3,977	25,196
Accrued expenses and other current liabilities	56,444	54,657
Total Current Liabilities	1,409,135	1,027,592
LONG TERM DEBT	471,054	361,752
Total Liabilities	1,880,189	1,389,344
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock (($0.001 par value; 394,500,000 shares authorized; 58,443,054 and 58,443,054 shares issued and outstanding at March 31, 2016 and December 31, 2015)	58,443	58,443
Additional paid-in capital	380,485	380,485
Retained earnings (Deficit)	(590,504)	(646,232)
Foreign currency translation gain (loss)	791,373	775,574
Total Stockholders' Equity	639,797	568,270
Total Liabilities and Stockholders' Equity	2,519,986	1,957,614

See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings Ltd.
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	The three months ended Mar. 31, 2016	The three months ended Mar. 31, 2015
NET REVENUES	612,004	1,027,816
COST OF REVENUES	511,915	858,791
GROSS PROFIT	100,089	169,025
OPERATING EXPENSES:
Selling and general and administrative expenses	36,747	36,806
Total operating expenses	36,747	36,806
Income from interest	—	—
Interest Expense	7,614	9,693
Other Income (expenses)	—	(95)
INCOME (LOSS) BEFORE INCOME TAXES	55,728	122,431
INCOME TAX PROVISION	—	20,813
NET INCOME (LOSS)	55,728	101,618
OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain (loss)	15,799	13,798
COMPREHENSIVE INCOME	71,527	115,416
NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:
Net loss per common share - basic and diluted	0.00	0.00
Weighted Average Common Shares Outstanding - basic and diluted	58,443,054	233,760,148

See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings Ltd.
Consolidated Statements of Cash Flows
(Unaudited)

	The three months ended Mar. 31, 2016	The three months ended Mar. 31, 2015
Operating Activities, Cash Flows Provided By or Used In
Net income (Loss)	55,728	101,618
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	—	2,200
Changes In operating assets and liabilities:
Accounts Receivables	(580,029)	35,371
Inventories	(50,776)	(99,001)
Prepayments Other Current Assets	11	(2,475)
Accrued Expenses and Other Current Liabilities	1,787	867
Accounts Payables	569,174	11,009
Tax Payables	(21,219)	21,501
Advances	—	1,253
Total Cash Flow Provided by (Used in) Operating Activities	(25,324)	72,343

Investing Activities, Cash Flows Provided By or Used In
Short term investment	6,457	23,750
Other assets	—	87
Total Cash Flows Provided by (Used in) Investing Activities	6,457	23,837

Financing Activities, Cash Flows Provided By or Used In
Issuance of common stock	—	—
Advances from (repayment made to) related parties	—	(414,174)
Capital contribution	—	—
Long term debt increased	109,302	257,010
Short term debt repayment	(168,199)	(7,475)
Total Cash Flows Used in Financing Activities	(58,897)	(164,639)

Effect Of Exchange Rate Changes	15,686	(3,310)
Change In Cash and Cash Equivalents	(62,078)	(71,769)
Cash at beginning of the period	291,832	198,906
Cash at end of the period	229,754	127,137
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	7,614	9,693
Income tax paid	-	-

See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings, Ltd.

March 31, 2016 and 2015

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

On October 31, 2013, pursuant to agreements with one of our former directors, we transferred the stock in our China subsidiaries to the former director in exchange for cancellation of debt totaling $240,000.  As a result of the transfer of the subsidiaries, we were no longer engaged in the China cleanfuel business.  We transferred the stock of the China subsidiaries because we felt that, it not our best interest to continue China cleanfuel business as a result of our decreasing revenue, continued losses and inability to raise capital for our business

On October 31, 2013, Chu Li An acquired, for nominal consideration, 8,000,000 shares of common stock from the director who acquired the subsidiaries and 12,778,399 shares of common stock from The Chairman, who was also a director.  On November 1, 2013, Chu Li An and the Company entered into a loan agreement pursuant to which the Chu Li An agreed to lend us $100,000 initially with future loan amount up to $1,000,000, for which we will issue our 6% demand promissory note in the principal amount of $100,000.  As of March 31, 2016, the note has not been issued.

On November 18, 2013, we entered into agreement pursuant to which we issued to Chu Li An and her BVI company, our sole director and chief executive officer, 180,000,000 shares of common stock, in consideration of the cancellation of debt due to Chu Li An in the amount of $180,000.

On November 30, 2013, the Company entered into an agreement to acquire all of the issued and outstanding stock of Jin Chih International, Ltd., a Taiwan corporation, from its sole owner Chu Li An for five million shares of the Company’s common stock. As of March 31, 2016, the stock has not been issued.

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

Average Rate for the three months ended on:	March 31, 2016	March 31, 2015
Taiwan dollar (TWD)	1	1
United States dollar ($)	0.0302	0.0317

Exchange Rate at	March 31, 2016	December 31, 2015
Taiwan dollar (TWD)	1	1
United States dollar ($)	0.0310	0.0320

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

Note 4 – Accounts Receivable

Accounts receivable at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
Accounts receivable	$1,813,159	$1,233,130
Allowance for doubtful accounts	—	—
	$1,813,159	$1,233,130

Note 5 – Short term investment

For the year ended December 31, 2015, the Company sold out 200,000 shares per $10TWD of GaoPing XiNeng electric power Co., Ltd and 47,000 shares per $10.036TWD issued by YangXin commercial bank Co., Ltd.

For the period ended March 31, 2016, the Company sold out 50,000 shares per $10TWD of GaoPing XiNeng electric power Co., Ltd.

Note 6 – Property, Plant and Equipment

Property, plant and equipment, stated at cost, less accumulated depreciation at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
Land	$—	$—
Buildings	—	—
Office equipments	—	—
	—	—
Less: Accumulated depreciation	—	—
Total	$—	$—

On July 6,2015, the Company sold out the land and Buildings. For the three months ended March 31, 2016 and 2015, the Company recorded depreciation expense of nil and $2,556, respectively.

Note 7 – Prepayments and other current assets

	March 31, 2016	December 31, 2015
Advance on purchase	$563	$551
Prepayments	442	465
	$1,005	$1,016

Note 8 – Borrowing

	March 31, 2016	Term	Int. Rate/Year
GuoTai ShiHua bank	$60,369	Nov.18,2015 to Nov.18,2016	5.28%
GuoTai ShiHua bank	30,262	Nov.18,2015 to Nov.18,2016	5.28%
Long term debt -the term less than 1 year
Ban Xin commercial bank	42,006	Repaid before March.31,2017	3.69%
YangXin commercial bank	101,743	Repaid before March.31,2017	4.17%
YangXin commercial bank	27,248	Repaid before March.31,2017	5.30%
TaiWan medium-sized and small enterprises bank	49,660	Repaid before March.31,2017	3.73%
Number one commercial bank	32,781	Repaid before March.31,2017	5.18%
Total	$344,069

	December 31, 2015	Term	Int. Rate/Year
Number one commercial bank	$91,200	Jul.30,2015 to Jan.30,2016	5.25%
Number one commercial bank	91,200	Aug.4,2015 to Feb.4,2016	5.25%
GuoTai ShiHua bank	69,160	Nov.18,2015 to Nov.18,2016	5.28%
GuoTai ShiHua bank	29,566	Nov.18,2015 to Nov.18,2016	5.28%
Long term debt -the term less than 1 year
Ban Xin commercial bank	41,654	Repaid before Dec.31,2016	3.69%
YangXin commercial bank	101,019	Repaid before Dec.31,2016	4.17%
YangXin commercial bank	39,829	Repaid before Dec.31,2016	5.30%
TaiWan medium-sized and small enterprises bank	48,640	Repaid before Dec.31,2016	3.73%
Total	$512,268

The long term debt should be repaid as equal principal by month. The long term debt -the term less than 1 year represented the amount should be repaid within 1 year.

NOTE 9 – RELATED PARTY TRANSACTIONS

The total amount advance from related parties consisted of the advance from shareholders for the investment, working capital and the expense. The balance was $84,837 and $84,837 as of March 31, 2016 and December 31, 2015, respectively.

During the three months ended March 31, 2015, the Company returned $414,174 to shareholder, Chu Li An.

NOTE 10 – LONG TERM DEBT

	March 31, 2016	Term	Int. Rate/Year
Ban Xin commercial bank	$57,192	Jun 10,2015 to Jun.10,2018	3.69%
YangXin commercial bank	92,065	Jan.21,2015 to Jan.21,2018	4.17%
TaiWan medium-sized and small enterprises bank	173,813	Sep.25,2015 to Sep.25,2020	3.73%
Number one commercial bank	147,984	Jan.30,2016 to Jan.30,2021	5.18%

Total	$471,054

	December 31, 2015	Term	Int. Rate/Year
Ban Xin commercial bank	$65,635	Jun 10,2015 to Jun.10,2018	3.69%
YangXin commercial bank	113,718	Jan.21,2015 to Jan.21,2018	4.17%
TaiWan medium-sized and small enterprises bank	182,400	Sep.25,2015 to Sep.25,2020	3.73%
Total	$361,752

The long term debt should be repaid as equal principal by month. The long term debt -the term less than 1 year represented the amount should be repaid within 1 year.

NOTE 11 – TAXES PAYABLE

	March 31, 2016	December 31, 2015
Income tax payable	$4,974	$23,694
Value added tax payable	(997)	1,502
Total	$3,977	$25,196

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

In accordance with the relevant tax laws in the TaiWan, the Company statutory rate were 17% and 17% for the quarter ended March 31, 2016 and year ended December 31, 2015, respectively.

The components of the income tax (benefit) expense are as follows:

	The three months ended March 31, 2016	The year ended December 31, 2015
Current provision	$—	$41,407
Deferred provision (benefit)	—	—
Total	$—	$41,407

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

The Company’s capitalization is 394,500,000 common shares with a par value of $0.001 per share. There are a total of 58,443,054 and 58,443,054 common shares issued and outstanding at March 31,2016 and December 31, 2015. No preferred shares have been authorized or issued.

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

As of March 31, 2016, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

NOTE 15 - COMMITMENT AND CONTINGENCIES

The Company had bank loans. Based on the contract agreement, the future minimum repayments required for the coming years are as follows:

Quarters ending March 31,
2017	344,069
2018	215,826
2019	98,314
2020	82,441
Remaining payments	74,473
Total	815,123

The Company did not have other significant capital commitments or significant guarantees as of March 31, 2016, respectively.

NOTE 16 –SUBSEQUENT EVENTS

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

On November 30, 2013, the company entered into an agreement to acquire all of the issued and outstanding stock of Jin Chih International, Ltd., a Taiwan corporation, from its sole owner Chu Li An for five million shares of the Company’s common stock. As of March 31, 2016, the stock has not been issued.

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

Results of Operations

For the three months ended March 31, 2016, we derived our revenues of $612,004 compared to $1,027,816 for the three months ended March 31, 2015, representing an decrease of $415,812. Our sales came from the electronic products and general cargo trading and related consulting service to our customers operated by the Taiwan subsidiary.

Selling, general and administrative expenses consist of provision for doubtful debts, primarily of payroll, local taxes, investor relation expenses and professional fees. Selling, general and administrative expenses for the three months ended March 31, 2016 were $36,747, comparing to $36,806 for the last period, representing no significant change.

Our business operates primarily in Taiwanese Dollars (“TWD”), but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from TWD to Dollars results in translation adjustments. While our net income is added to the retained earnings on our balance sheets; the translation adjustments are added to a line item on our balance sheets labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Taiwanese currencies than of the success of our business. During the three months ended March 31, 2016, the effect of converting our financial results to U.S. Dollars was to increase $15,799 to our accumulated other comprehensive income.

Liquidity and Capital Resources

Our operations to date have been funded primarily by operations, due from related parties and capital contributions.

At March 31, 2016 and December 31, 2015, we had cash and cash equivalents of $229,754 and $291,832, respectively. Our cash at March 31, 2016 was decreased by $62,078 from December 31, 2015.

Our current assets at March 31, 2016 were $2,519,986, compared to $1,957,614 at December 31, 2015. This increase mainly reflects increase in accounts receivable and inventory and partially offset by decreases in cash, short-term investments.

Our current liabilities at March 31, 2016 were $1,880,189, compared to $1,389,344 at December 31, 2015 This increase mainly reflects a significant increase of account payable and long term debt and partially offset by decrease in borrowing and tax payable.

Statements of Cash Flows

Our cash decreased $62,078 during the first three months of 2016, as compared to $71,769 during 2015. In the first three months of 2016, we used cash in the amount of $25,324 and $58,897 from operating activities and financing activities, we obtained cash the amounts of $6,457 in our investing activities. In the first three months of 2015, we obtained cash in the amount of $72,343 and $23,837 from operating activities and investing activities, we used cash the amounts of $164,639 in our financing activities..

Net Cash provided by (Used in) Operating Activities

In the first three months of 2016, net cash used in operating activities of $25,324 comprised of the net income $55,728, and the decrease in operating assets and liabilities $81,052.

In the first three months of 2015, net cash provided by operating activities of $72,343 comprised of the net income $101,618, the depreciation and amortization $2,200, and the decrease in operating assets and liabilities $31,475.

Cash Provided by (Used in) Investing Activities

In the first three months of 2016, net cash provided by investing activities of $6,457 comprised of the decrease of $6,457 short-term investment.

In the first three months of 2015, net cash provided by investing activities of $23,837 comprised of the decrease of $23,750 short-term investment and the $87 of other assets.

Cash Provided by (Used in) Financing Activities

In the first three months of 2016, cash used in financing activities of $58,897 consisted of the repayment of borrowing $168,199 and the new increased long debt of 109,302.

In the first three months of 2015, cash used in financing activities of $164,639 consisted of the advance from related party repayment of $414,174, the repayment of borrowing and long debt of 249,535.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of March 31, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending March 31, 2016. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Management is currently reviewing its staffing and systems in order to remedy the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of March 31, 2016. Additionally, the Registrant’s management has concluded that the Registrant has a material weakness associated with its U.S. GAAP expertise.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company was not a party to any legal proceeding or litigation as of March 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101	The following materials from AJ Greentech Holdings, Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2016 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Operations;, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. This Exhibit 101 is deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AJ GREENTECH HOLDINGS LTD.

Date: October 17, 2016	By:	/s/ Chu Li An
Chu Li An Chief Executive Officer

AJ GREENTECH HOLDINGS LTD.

Date: October 17, 2016	By:	/s/ Chu Li An
Chu Li An Chief Financial Officer