Form 10-Q
period 2016-06-30
AJ GREENTECH HOLDINGS.
filed 2016-10-27
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

At June 30, 2016, there were 58,477,387 shares of the registrant's common stock issued and outstanding.

AJ GREENTECH HOLDINGS, LTD.

FORM 10-Q

June 30, 2016

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
SIGNATURES

AJ Greentech Holdings, Ltd.

June 30, 2016 and 2015

AJ Greentech Holdings Ltd.
Consolidated Balance Sheets
	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	213,964	291,832
Accounts receivable	1,486,945	1,233,130
Inventories	—	—
Short-term investments	404,151	426,348
Prepayments and other current assets	20,952	1,016
Total Current Assets	2,126,012	1,952,326
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	—	—
Accumulated depreciation	—	—
PROPERTY, PLANT AND EQUIPMENT, net	—	—
OTHER ASSETS	5,398	5,288
Total Assets	2,131,410	1,957,614
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Borrowings	321,048	512,268
Accounts payable	567,727	350,634
Advances from customers	14,636	—
Advances from related parties	84,837	84,837
Taxes payable	3,191	25,196
Accrued expenses and other current liabilities	—	54,657
Total Current Liabilities	991,439	1,027,592
LONG TERM DEBT	412,873	361,752
Total Liabilities	1,404,312	1,389,344
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock (($0.001 par value; 394,500,000 shares authorized; 58,477,387 and 58,443,054 shares issued and outstanding at June 30, 2016 and December 31, 2015)	58,477	58,443
Additional paid-in capital	523,551	380,485
Retained earnings (Deficit)	(645,028)	(646,232)
Foreign currency translation gain (loss)	790,098	775,574
Total Stockholders' Equity	727,098	568,270
Total Liabilities and Stockholders' Equity	2,131,410	1,957,614

See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings Ltd.
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	The three months ended June 30, 2016	The three months ended June 30, 2015	The six months ended June 30, 2016	The six months ended June 30, 2015
NET REVENUES	490,119	886,942	1,102,123	1,914,758
COST OF REVENUES	394,869	738,322	906,784	1,597,113
GROSS PROFIT	95,250	148,620	195,339	317,645
OPERATING EXPENSES:
Selling and general and administrative expenses	141,919	39,589	178,666	76,395
Total operating expenses	141,919	39,589	178,666	76,395
Income from interest	45	56	45	56
Interest Expense	7,900	15,456	15,514	25,149
Other Income (expenses)	—	(99)	—	(194)
INCOME (LOSS) BEFORE INCOME TAXES	(54,524)	93,532	1,204	215,963
INCOME TAX PROVISION	—	15,901	—	36,714
NET INCOME (LOSS)	(54,524)	77,631	1,204	179,249
OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain (loss)	1,275	6,185	14,524	19,983
COMPREHENSIVE INCOME	(53,249)	83,816	15,728	199,232
NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:
Net loss per common share - basic and diluted	0.00	0.58	0.00	1.39
Weighted Average Common Shares Outstanding - basic and diluted	58,464,274	143,054	58,453,722	143,054

See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings Ltd.
Consolidated Statements of Cash Flows
(Unaudited)

	The six months ended June 30, 2016	The six months ended June 30, 2015
Operating Activities, Cash Flows Provided By or Used In
Net income (Loss)	1,204	179,249
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	—	4,498
Changes In operating assets and liabilities:
Accounts Receivables	(253,815)	(167,172)
Inventories	—	(1,505)
Prepayments Other Current Assets	(19,936)	970
Accrued Expenses and Other Current Liabilities	(54,652)	1,387
Accounts Payables	217,093	182,725
Tax Payables	(22,005)	34,356
Advances	14,636	(78,943)
Total Cash Flow Provided by (Used in) Operating Activities	(117,475)	155,565

Investing Activities, Cash Flows Provided By or Used In
Short term investment	22,197	51,400
Other assets	—	—
Total Cash Flows Provided by (Used in) Investing Activities	22,197	51,400

Financing Activities, Cash Flows Provided By or Used In
Issuance of common stock	143,000	—
Advances from (repayment made to) related parties	—	(580,990)
Capital contribution	100	—
Long term debt increased	51,121	183,258
Short term debt repayment	(191,220)	123,475
Total Cash Flows Used in Financing Activities	3,001	(274,257)

Effect Of Exchange Rate Changes	14,409	(7,295)
Change In Cash and Cash Equivalents	(77,868)	(74,587)
Cash at beginning of the period	291,832	198,906
Cash at end of the period	213,964	124,319
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	15,514	25,093
Income tax paid	—	4,202

See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings, Ltd.

June 30, 2016 and 2015

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

On October 31, 2013, pursuant to agreements with one of our former directors, we transferred the stock in our China subsidiaries to the former director in exchange for cancellation of debt totaling $240,000.  As a result of the transfer of the subsidiaries, we were no longer engaged in the China cleanfuel business.  We transferred the stock of the China subsidiaries because we felt that, it not our best interest to continue China cleanfuel business as a result of our decreasing revenue, continued losses and inability to raise capital for our business

On October 31, 2013, Chu Li An acquired, for nominal consideration, 8,000,000 shares of common stock from the director who acquired the subsidiaries and 12,778,399 shares of common stock from The Chairman, who was also a director.  On November 1, 2013, Chu Li An and the Company entered into a loan agreement pursuant to which the Chu Li An agreed to lend us $100,000 initially with future loan amount up to $1,000,000, for which we will issue our 6% demand promissory note in the principal amount of $100,000.  As of June 30, 2016, the note has not been issued.

On November 18, 2013, we entered into agreement pursuant to which we issued to Chu Li An and her BVI company, our sole director and chief executive officer, 180,000,000 shares of common stock, in consideration of the cancellation of debt due to Chu Li An in the amount of $180,000.

On November 30, 2013, the Company entered into an agreement to acquire all of the issued and outstanding stock of Jin Chih International, Ltd., a Taiwan corporation, from its sole owner Chu Li An for five million shares of the Company’s common stock. On May 10, 2016, the shares has been issued to Chu Li An.

As a result of the above transactions, we carry out the electronic products and general cargo trading and related consulting service business through our subsidiary named Jin Chih International, Ltd in Taiwan. We still plan to focus on providing greentech products outside of China in future. Even though the company has disposed China branches, the company's new management will continue to expand the current green energy and technology business in the United States and globally, at the same time to explore much other green and renewable energy such as solar, wind power, sea power by signing licensing agreement or joint venture with other research institutes.

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

Average Rate for the six months ended on:	June 30, 2016	June 30, 2015
Taiwan dollar (TWD)	1	1
United States dollar ($)	0.0308	0.0324

Exchange Rate at	June 30, 2016	December 31, 2015
Taiwan dollar (TWD)	1	1
United States dollar ($)	0.0310	0.0304

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

Note 4 – Accounts Receivable

Accounts receivable at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
	(Unaudited)
Accounts receivable	$1,486,945	$1,233,130
Allowance for doubtful accounts	—	—
	$1,486,945	$1,233,130

Note 5 – Short term investment

For the year ended December 31, 2015, the Company sold out 200,000 shares per $10TWD of GaoPing XiNeng electric power Co., Ltd and 47,000 shares per $10.036TWD issued by YangXin commercial bank Co., Ltd.

For the period ended June 30, 2016, the Company sold out 100,000 shares per $10TWD of GaoPing XiNeng electric power Co., Ltd.

Note 6 – Property, Plant and Equipment

Property, plant and equipment, stated at cost, less accumulated depreciation at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016	December 31, 2015
(Unaudited)
Land	$—	$—
Buildings	—	—
Office equipments	—	—
	—	—
Less: Accumulated depreciation	—	—
Total	$—	$—

On July 6, 2015, the Company sold out the land and Buildings. For the six months ended June 30, 2016 and 2015, the Company recorded depreciation expense of nil and $5,021, respectively.

Note 7 – Prepayments and other current assets

	June 30, 2016	December 31, 2015
	(Unaudited)
Advance on purchase	$20,510	$551
Prepayments	442	465
	$20,952	$1,016

Note 8 – Borrowing

	June 30, 2016	Term	Int. Rate/Year
	(Unaudited)
GuoTai ShiHua bank	50,099	Nov.18,2015 to Nov.18,2016	5.28%
GuoTai ShiHua bank	30,245	Nov.18,2015 to Nov.18,2016	5.28%
Long term debt -the term less than 1 year
Ban Xin commercial bank	42,184	Repaid before March.31,2017	3.69%
YangXin commercial bank	102,186	Repaid before March.31,2017	4.17%
YangXin commercial bank	13,685	Repaid before March.31,2017	5.30%
TaiWan medium-sized and small enterprises bank	49,634	Repaid before March.31,2017	3.73%
Number one commercial bank	33,015	Repaid before March.31,2017	5.18%
Total	$ 321,048

	December 31, 2015	Term	Int. Rate/Year
Number one commercial bank	$ 91,200	Jul.30,2015 to Jan.30,2016	5.25%
Number one commercial bank	91,200	Aug.4,2015 to Feb.4,2016	5.25%
GuoTai ShiHua bank	69,160	Nov.18,2015 to Nov.18,2016	5.28%
GuoTai ShiHua bank	29,566	Nov.18,2015 to Nov.18,2016	5.28%
Long term debt -the term less than 1 year
Ban Xin commercial bank	41,654	Repaid before Dec.31,2016	3.69%
YangXin commercial bank	101,019	Repaid before Dec.31,2016	4.17%
YangXin commercial bank	39,829	Repaid before Dec.31,2016	5.30%
TaiWan medium-sized and small enterprises bank	48,640	Repaid before Dec.31,2016	3.73%
Total	$ 512,268

The long term debt should be repaid as equal principal by month. The long term debt -the term less than 1 year represented the amount should be repaid within 1 year.

NOTE 9 – RELATED PARTY TRANSACTIONS

The total amount advance from related parties consisted of the advance from shareholders for the investment, working capital and the expense. The balance was $84,837 and $84,837 as of June 30, 2016 and December 31, 2015, respectively.

During the six months ended June 30, 2015, the Company returned $580,990 to shareholder, Chu Li An.

NOTE 10 – LONG TERM DEBT

	June 30, 2016	Term	Int. Rate/Year
	(Unaudited)
Ban Xin commercial bank	$ 46,365	Jun 10,2015 to Jun.10,2018	3.69%
YangXin commercial bank	65,844	Jan.21,2015 to Jan.21,2018	4.17%
TaiWan medium-sized and small enterprises bank	161,309	Sep.25,2015 to Sep.25,2020	3.73%
Number one commercial bank	139,355	Jan.30,2016 to Jan.30,2021	5.18%
Total	$ 412,873

	December 31, 2015	Term	Int. Rate/Year
Ban Xin commercial bank	$ 65,635	Jun 10,2015 to Jun.10,2018	3.69%
YangXin commercial bank	113,718	Jan.21,2015 to Jan.21,2018	4.17%
TaiWan medium-sized and small enterprises bank	182,400	Sep.25,2015 to Sep.25,2020	3.73%
Total	$ 361,752

The long term debt should be repaid as equal principal by month. The long term debt -the term less than 1 year represented the amount should be repaid within 1 year.

NOTE 11 – TAXES PAYABLE

	June 30, 2016	December 31, 2015
	(Unaudited)
Income tax payable	$3,191	$23,694
Value added tax payable	—	1,502
Total	$3,191	$25,196

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

In accordance with the relevant tax laws in the TaiWan, the Company statutory rate were 17% and 17% for the six months ended June 30, 2016 and year ended December 31, 2015, respectively.

The components of the income tax (benefit) expense are as follows:

	The six months ended June 30, 2016	The year ended December 31, 2015
	(Unaudited)
Current provision	$—	$41,407
Deferred provision (benefit)	—	—
Total	$—	$41,407

NOTE 13 – COMMON STOCK

On April 7, 2014, the shareholder, Chu Li An contributed $165,500 capital to the Company.

On June 30, 2015, the Company made a reverse split of its common stock at the rate of 1 for 1,500.

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

On April 4, 2016, the Company issued 5,000 shares to two investors with a par value of $4.00 per share for cash.

On May 10, 2016, the Company issued 2,000 shares to an investor with a par value of $4.00 per share for cash.

On May 10, 2016, the Company issued 3,000 shares to an investor with a par value of $5.00 per share for cash.

On May 10, 2016, the Company issued 21,000 shares to an investor with a par value of $4.7619 per share for cash.

On May 10, 2016, the Company issued 3,333 shares to the shareholder Chu Li An for the acquisition of Jin Chih International, Ltd., a Taiwan corporation on November 30, 2013.

The Company’s capitalization is 394,500,000 common shares with a par value of $0.001 per share. There are a total of 58,477,387 and 58,443,054 common shares issued and outstanding at June 30,2016 and December 31, 2015. No preferred shares have been authorized or issued.

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

As of June 30, 2016, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

NOTE 15 - COMMITMENT AND CONTINGENCIES

The Company had bank loans. Based on the contract agreement, the future minimum repayments required for the coming years are as follows:

Periods ending June 30:
2017	$321,048
2018	190,678
2019	86,827
2020	82,648
Remaining payments	52,790
Total	733,921

The Company did not have other significant capital commitments or significant guarantees as of June 30, 2016, respectively.

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

On November 30, 2013, the company entered into an agreement to acquire all of the issued and outstanding stock of Jin Chih International, Ltd., a Taiwan corporation, from its sole owner Chu Li An for five million shares of the Company’s common stock. On May 10, 2016, the shares has been issued to Chu Li An.

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

Results of Operations

For the three and six months ended June, 2016, we derived our revenues of $490,119 and $1,102,123 compared to $886,942 and $1,914,758 for the three and six months ended June 30, 2015, representing an decrease of $396,823 and 812,635. Our sales came from the electronic products and general cargo trading and related consulting service to our customers operated by the Taiwan subsidiary.

Selling, general and administrative expenses consist of provision for doubtful debts, primarily of payroll, local taxes, investor relation expenses and professional fees. Selling, general and administrative expenses for the three and six months ended June 30, 2016 were $141,919 and $178,666, comparing to $39,589 and $76,395 for the last period, representing a significant change as the consulting fees increased.

Our business operates primarily in Taiwanese Dollars (“TWD”), but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from TWD to Dollars results in translation adjustments. While our net income is added to the retained earnings on our balance sheets; the translation adjustments are added to a line item on our balance sheets labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Taiwanese currencies than of the success of our business. During the six months ended June 30, 2016, the effect of converting our financial results to U.S. Dollars was to increase $14,524 to our accumulated other comprehensive income.

Liquidity and Capital Resources

Our operations to date have been funded primarily by operations, due from related parties and capital contributions.

At June 30, 2016 and December 31, 2015, we had cash and cash equivalents of $213,964 and $291,832, respectively. Our cash at June 30, 2016 was decreased by $77,868 from December 31, 2015.

Our current assets at June 30, 2016 were $2,126,012, compared to $1,952,326 at December 31, 2015. This increase mainly reflects increase in accounts receivable and prepayments and partially offset by decreases in cash, short-term investments.

Our current liabilities at June 30, 2016 were $991,439, compared to $1,027,592 at December 31, 2015. This decrease mainly reflects the decrease of borrowing, tax payable and accrued expenses and other current liabilities, and partially offset by the increase of account payable and advances from customers.

Statements of Cash Flows

Our cash decreased $77,868 during the first half year of 2016, as compared to $74,587 during 2015. In the first half year of 2016, we used cash the amounts of $117,475 in operating activities, we obtained cash the amounts of $22,197 and $3,001 from our investing activities and financing activities. In the first half year of 2015, we obtained cash the amount of $155,565 and $51,400 from operating activities and investing activities, we used cash the amounts of $274,257 in our financing activities..

Net Cash provided by (Used in) Operating Activities

In the first six months of 2016, net cash used in operating activities of $117,475 comprised of the net income $1,204, and the decrease in operating assets and liabilities $118,679.

In the first six months of 2015, net cash provided by operating activities of $155,565 comprised of the net income $179,249, the depreciation and amortization $4,498, and the decrease in operating assets and liabilities $28,182.

Cash Provided by (Used in) Investing Activities

In the first six months of 2016, net cash provided by investing activities of $22,197 comprised of the decrease of $22,197 short-term investment.

In the first six months of 2015, net cash provided by investing activities of $51,400 comprised of the decrease of $51,400 short-term investment.

Cash Provided by (Used in) Financing Activities

In the first six months of 2016, net cash provided by financing activities of $3,001 consisted of the issuance of common stock $143,000, the capital contribution $100, the increased long term debt $51,121, and repayment of borrowing $191,220.

In the first six months of 2015, cash used in financing activities of $274,257consisted of the advance from related party repayment of $580,990, the increase of borrowing and long term debt of $306,733.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of June 30, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending June 30, 2016. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Management is currently reviewing its staffing and systems in order to remedy the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of June 30, 2016. Additionally, the Registrant’s management has concluded that the Registrant has a material weakness associated with its U.S. GAAP expertise.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company was not a party to any legal proceeding or litigation as of June 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101	The following materials from AJ Greentech Holdings, Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Operations;, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. This Exhibit 101 is deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AJ GREENTECH HOLDINGS LTD.

Date: October 27, 2016	By:	/s/ Chu Li An
Chu Li An Chief Executive Officer

AJ GREENTECH HOLDINGS LTD.

Date: October 27, 2016	By:	/s/ Chu Li An
Chu Li An Chief Financial Officer