Form 10-Q
period 2016-09-30
AJ GREENTECH HOLDINGS.
filed 2016-11-14
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

At September 30, 2016, there were 58,985,537 shares of the registrant's common stock issued and outstanding.

AJ GREENTECH HOLDINGS, LTD.

FORM 10-Q

September 30, 2016

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
SIGNATURES

AJ Greentech Holdings, Ltd.

September 30, 2016 and 2015

AJ Greentech Holdings Ltd.
Consolidated Balance Sheets

	September 30, 2016	December 31,2015
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS:
Cash	202,539	291,832
Accounts receivable	1,357,798	1,233,130
Inventories	—	—
Short-term investments	415,759	426,348
Prepayments and other current assets	77,793	1,016
Total Current Assets	2,053,889	1,952,326
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	—	—
Accumulated depreciation	—	—
PROPERTY, PLANT AND EQUIPMENT, net	—	—
OTHER ASSETS	50,878	5,288
Total Assets	2,104,767	1,957,614
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Borrowings	407,674	512,268
Accounts payable	248,081	350,634
Advances from customers	—	—
Advances from related parties	84,837	84,837
Taxes payable	(414)	25,196
Accrued expenses and other current liabilities	—	54,657
Total Current Liabilities	740,178	1,027,592
LONG TERM DEBT	574,333	361,752
Total Liabilities	1,314,511	1,389,344
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock (($0.001 par value; 394,500,000 shares authorized; 58,985,537 and 58,443,054 shares issued and outstanding at September 30, 2016 and December 31, 2015)	58,985	58,443
Additional paid-in capital	590,663	380,485
Retained earnings (Deficit)	(672,257)	(646,232)
Foreign currency translation gain (loss)	812,865	775,574
Total Stockholders' Equity	790,256	568,270
Total Liabilities and Stockholders' Equity	2,104,767	1,957,614

See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings Ltd.
Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	The three months ended September 30, 2016	The three months ended September 30, 2015	The nine months ended September 30,2016	The nine months ended September 30, 2015
NET REVENUES	347,504	539,306	1,449,627	2,454,064
COST OF REVENUES	286,718	449,869	1,193,502	2,046,982
GROSS PROFIT	60,786	89,437	256,125	407,082
OPERATING EXPENSES:
Selling and general and administrative expenses	80,302	481,806	258,968	558,201
Total operating expenses	80,302	481,806	258,968	558,201
Income from interest	19	143	64	199
Interest Expense	7,732	3,900	23,246	29,049
Other Income (expenses)	—	(118,994)	—	(119,188)
INCOME (LOSS) BEFORE INCOME TAXES	(27,229)	(515,120)	(26,025)	(299,157)
INCOME TAX PROVISION	—	(10,935)	—	25,779
NET INCOME (LOSS)	(27,229)	(504,185)	(26,025)	(324,936)
OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain (loss)	22,767	(51,449)	37,291	(31,466)
COMPREHENSIVE INCOME	(4,462)	(555,634)	11,266	(356,402)
NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:
Net loss per common share - basic and diluted	(0.00)	(0.01)	(0.00)	(0.01)
Weighted Average Common Shares Outstanding - basic and diluted	58,627,456	58,443,054	58,611,892	49,905,011

See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings Ltd.
Consolidated Statements of Cash Flows
(Unaudited)

	The nine months ended September 30, 2016	The nine months ended September 30, 2015
Operating Activities, Cash Flows Provided By or Used In
Net income (Loss)	(26,025)	(324,936)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	—	5,053
Loss on sale of PPE	—	115,682
Changes In operating assets and liabilities:
Accounts Receivables	(124,668)	(587,348)
Inventories	—	2,069
Prepayments Other Current Assets	(76,777)	(493)
Accrued Expenses and Other Current Liabilities	(54,657)	(1,906)
Accounts Payables	(102,553)	947,293
Tax Payables	(25,610)	9,785
Advances	—	(78,943)
Total Cash Flow Provided by (Used in) Operating Activities	(410,290)	86,256

Investing Activities, Cash Flows Provided By or Used In
Short term investment	10,589	78,950
Disposal of PPE	—	952,392
Other assets	(45,590)	—
Total Cash Flows Provided by (Used in) Investing Activities	(35,001)	1,031,342

Financing Activities, Cash Flows Provided By or Used In
Issuance of common stock	210,720	80,800
Advances from (repayment made to) related parties	—	(1,072,082)
Capital contribution	—	—
Long term debt increased (repayment)	212,581	(368,551)
Short term debt increased (repayment)	(104,594)	288,308
Total Cash Flows Used in Financing Activities	318,707	(1,071,525)

Effect Of Exchange Rate Changes	37,291	(36,328)
Change In Cash and Cash Equivalents	(89,293)	9,745
Cash at beginning of the period	291,832	198,906
Cash at end of the period	202,539	208,651
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	23,246	28,850
Income tax paid	—	9,745

   See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings, Ltd.

September 30, 2016 and 2015

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

On October 31, 2013, pursuant to agreements with one of our former directors, we transferred the stock in our China subsidiaries to the former director in exchange for cancellation of debt totaling $240,000.  As a result of the transfer of the subsidiaries, we were no longer engaged in the China cleanfuel business.  We transferred the stock of the China subsidiaries because we felt that, it not our best interest to continue China cleanfuel business as a result of our decreasing revenue, continued losses and inability to raise capital for our business

On October 31, 2013, Chu Li An acquired, for nominal consideration, 8,000,000 shares of common stock from the director who acquired the subsidiaries and 12,778,399 shares of common stock from The Chairman, who was also a director.  On November 1, 2013, Chu Li An and the Company entered into a loan agreement pursuant to which the Chu Li An agreed to lend us $100,000 initially with future loan amount up to $1,000,000, for which we will issue our 6% demand promissory note in the principal amount of $100,000.  As of September 30, 2016, the note has not been issued.

On November 18, 2013, we entered into agreement pursuant to which we issued to Chu Li An and her BVI company, our sole director and chief executive officer, 180,000,000 shares of common stock, in consideration of the cancellation of debt due to Chu Li An in the amount of $180,000.

On November 30, 2013, the Company entered into an agreement to acquire all of the issued and outstanding stock of Jin Chih International, Ltd., a Taiwan corporation, from its sole owner Chu Li An for five million shares of the Company’s common stock. On May 10, 2016, the shares were issued to Chu Li An.

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

Average Rate for the nine months ended on:	September 30, 2016	September 30, 2015
Taiwan dollar (TWD)	1	1
United States dollar ($)	0.0309	0.0312

Exchange Rate at	September 30, 2016	December 31, 2015
Taiwan dollar (TWD)	1	1
United States dollar ($)	0.0319	0.0304

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

Note 4 – Accounts Receivable

Accounts receivable at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
	(Unaudited)
Accounts receivable	$1,357,798	$1,233,130
Allowance for doubtful accounts	—	—
	$1,357,798	$1,233,130

Note 5 – Short term investment

For the year ended December 31, 2015, the Company sold out 200,000 shares per $10TWD of GaoPing XiNeng electric power Co., Ltd and 47,000 shares per $10.036TWD issued by YangXin commercial bank Co., Ltd.

For the period ended September 30, 2016, the Company sold out 100,000 shares per $10TWD of GaoPing XiNeng electric power Co., Ltd.

Note 6 – Property, Plant and Equipment

Property, plant and equipment, stated at cost, less accumulated depreciation at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
(Unaudited)
Land	$—	$—
Buildings	—	—
Office equipments	—	—
	—	—
Less: Accumulated depreciation	—	—
Total	$—	$—

On July 6, 2015, the Company sold out the land and Buildings. For the nine months ended September 30, 2016 and 2015, the Company recorded depreciation expense of nil and $5,053, respectively.

Note 7 – Prepayments and other current assets

	September 30, 2016	December 31, 2015
	(Unaudited)
Advance on purchase	$77,338	$551
Prepayments	455	465
	$77,793	$1,016

Note 8 – Borrowing

	September 30, 2016	Term	Int. Rate/Year
	(Unaudited)
GuoTai ShiHua bank	41,007	Nov. 18, 2015 to Nov. 18, 2016	5.28%
GuoTai ShiHua bank	31,114	Nov. 18, 2015 to Nov. 18, 2016	5.28%
Long term debt -the term less than 1 year
Ban Xin commercial bank	43,615	Repaid before Sep. 30, 2017	3.69%
YangXin commercial bank	105,628	Repaid before Sep. 30, 2017	4.17%
YangXin commercial bank	101,057	Repaid before Sep. 30, 2017	3.49%
TaiWan medium-sized and small enterprises bank	51,059	Repaid before Sep. 30, 2017	3.73%
Number one commercial bank	34,194	Repaid before Sep. 30, 2017	5.18%
Total	$ 407,674

	December 31, 2015	Term	Int. Rate/Year
Number one commercial bank	$ 91,200	Jul. 30, 2015 to Jan. 30, 2016	5.25%
Number one commercial bank	91,200	Aug. 4, 2015 to Feb. 4, 2016	5.25%
GuoTai ShiHua bank	69,160	Nov. 18, 2015 to Nov. 18, 2016	5.28%
GuoTai ShiHua bank	29,566	Nov. 18, 2015 to Nov. 18, 2016	5.28%
Long term debt -the term less than 1 year
Ban Xin commercial bank	41,654	Repaid before Dec. 31, 2016	3.69%
YangXin commercial bank	101,019	Repaid before Dec. 31, 2016	4.17%
YangXin commercial bank	39,829	Repaid before Dec. 31, 2016	5.30%
TaiWan medium-sized and small enterprises bank	48,640	Repaid before Dec. 31, 2016	3.73%
Total	$ 512,268

The long term debt should be repaid as equal principal by month. The long term debt -the term less than 1 year represented the amount should be repaid within 1 year.

NOTE 9 – RELATED PARTY TRANSACTIONS

The total amount advance from related parties consisted of the advance from shareholders for the investment, working capital and the expense. The balance was $84,837 and $84,837 as of September 30, 2016 and December 31, 2015, respectively.

During the nine months ended September 30, 2015, the Company returned $1,072,082 to shareholder, Chu Li An.

NOTE 10 – LONG TERM DEBT

	September 30, 2016	Term	Int. Rate/Year
	(Unaudited)
Ban Xin commercial bank	$ 36,462	Jun. 10, 2015 to Jun. 10, 2018	3.69%
YangXin commercial bank	40,569	Jan. 21, 2015 to Jan. 21, 2018	4.17%
TaiWan medium-sized and small enterprises bank	153,178	Sep. 25, 2015 to Sep. 25, 2020	3.73%
Number one commercial bank	134,482	Jan. 30, 2016 to Jan. 30, 2021	5.18%
YangXin Commercial bank	209,642	Aug. 5, 2016 to Aug. 5, 2019	3.49%
Total	$ 574,333

	December 31, 2015	Term	Int. Rate/Year
Ban Xin commercial bank	$ 65,635	Jun. 10, 2015 to Jun. 10, 2018	3.69%
YangXin commercial bank	113,718	Jan. 21, 2015 to Jan. 21, 2018	4.17%
TaiWan medium-sized and small enterprises bank	182,400	Sep. 25, 2015 to Sep. 25, 2020	3.73%
Total	$ 361,752

The long term debt should be repaid as equal principal by month. The long term debt -the term less than 1 year represented the amount should be repaid within 1 year.

NOTE 11 - TAXES PAYABLE

		September 30, 2016	December 31, 2015
		(Unaudited)
Income tax payable	$		$23,694
Value added tax payable		(414)	1,502
Total		$(414)	$25,196

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

In accordance with the relevant tax laws in the TaiWan, the Company statutory rate were 17% and 17% for the nine months ended September 30, 2016 and year ended December 31, 2015, respectively.

The components of the income tax (benefit) expense are as follows:

	The nine months ended September 30, 2016	The year ended December 31, 2015
	(Unaudited)
Current provision	$—	$41,407
Deferred provision (benefit)	—	—
Total	$—	$41,407

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

On July 12, 2016, the Company issued 1,600 shares to six investors with a par value of $10.00 per share for Cash.

On July 12, 2016, the Company issued 700 shares to an investor with a par value of $10.2857 per share for Cash.

On July 12, 2016, the Company issued 500,000 shares with a par value of $0.01 per share in exchange for consulting services of $5,000.

On July 12, 2016, the Company issued 1,250 shares to an investor with a par value of $2.4 per share for Cash.

On Aug 7, 2016, the Company issued 200 shares to an investor with a par value of $14 per share for Cash.

On Aug 7, 2016, the Company issued 2,000 shares with a par value of $0.01 per share in exchange for consulting services of $20.

On Sep 6, 2016, the Company issued 2,400 shares to an investor with a par value of $14 per share for Cash.

The Company’s capitalization is 394,500,000 common shares with a par value of $0.001 per share. There are a total of 58,985,537 and 58,443,054 common shares issued and outstanding at September 30, 2016 and December 31, 2015. No preferred shares have been authorized or issued.

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

As of September 30, 2016, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

NOTE 15 - COMMITMENT AND CONTINGENCIES

The Company had bank loans. Based on the contract agreement, the future minimum repayments required for the coming years are as follows:

Periods ending September 30:
2017	$407,674
2018	263,340
2019	186,312
2020	92,782
Remaining payments	31,899
Total	982,007

The Company did not have other significant capital commitments or significant guarantees as of September 30, 2016, respectively.

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

Results of Operations

For the three and nine months ended September 30, 2016, we derived our revenues of $347,504 and $1,449,627 compared to $539,306 and $2,454,064 for the three and nine months ended September 30, 2015, representing an decrease of $191,802 and 1,004,437. Our sales came from the electronic products and general cargo trading and related consulting service to our customers operated by the Taiwan subsidiary.

Selling, general and administrative expenses consist of provision for doubtful debts, primarily of payroll, local taxes, investor relation expenses and professional fees. Selling, general and administrative expenses for the three and nine months ended September30, 2016 were $80,302 and $258,968, comparing to $481,806 and $558,201 for the last period, representing a significant change as the consulting fees decreased.

Our business operates primarily in Taiwanese Dollars (“TWD”), but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from TWD to Dollars results in translation adjustments. While our net income is added to the retained earnings on our balance sheets; the translation adjustments are added to a line item on our balance sheets labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Taiwanese currencies than of the success of our business. During the nine months ended September 30, 2016, the effect of converting our financial results to U.S. Dollars was to increase $37,291 to our accumulated other comprehensive income.

Liquidity and Capital Resources

Our operations to date have been funded primarily by operations, due from related parties and capital contributions.

At September 30, 2016 and December 31, 2015, we had cash and cash equivalents of $202,539 and $291,832, respectively. Our cash at September 30, 2016 was decreased by $89,293 from December 31, 2015.

Our current assets at September 30, 2016 were $2,053,889, compared to $1,952,326 at December 31, 2015. This increase mainly reflects increase in accounts receivable and prepayments and partially offset by decreases in cash, short-term investments.

Our current liabilities at September 30, 2016 were $740,178 compared to $1,027,592 at December 31, 2015. This decrease mainly reflects the decrease of borrowing, account payable, tax payable and accrued expenses and other current liabilities.

Statements of Cash Flows

Our cash decreased $89,293 during the first nine months of 2016, as compared to the increased $9,745 during 2015. In the first nine months of 2016, we used cash the amounts of $410,290 and $35,001 in operating activities and investing activities, we obtained cash the amounts of $318,707 from our financing activities. In the first nine months of 2015, we obtained cash in the amount of $86,256 and $1,031,342 from operating activities and investing activities, we used cash the amounts of $1,071,525 in our financing activities.

Net Cash provided by (Used in) Operating Activities

In the first nine months of 2016, net cash used in operating activities of $410,290 comprised of the net loss $26,025, and the decrease in operating assets and liabilities $384,265.

In the first nine months of 2015, net cash provided by operating activities of $86,256 comprised of the net loss $324,936, the depreciation and amortization $5,053, the Loss on sale of PPE $115,682 and the increase in operating assets and liabilities $290,457.

Cash Provided by (Used in) Investing Activities

In the first nine months of 2016, net cash used in investing activities of $35,001 comprised of the decrease of $10,589 short-term investment and the increase of $45,590 other assets .

In the first nine months of 2015, net cash provided by investing activities of $1,031,342 comprised of the decrease of $78,950 short-term investment and $952,392 Disposal of PPE.

Cash Provided by (Used in) Financing Activities

In the first nine months of 2016, net cash provided by financing activities of $318,707 consisted of the issuance of common stock $210,720, the increased long term debt $212,581, and repayment of borrowing $104,594.

In the first nine months of 2015, cash used in financing activities of $1,071,525 consisted of the advance from related party repayment of $1,072,082, the decrease of long term debt 368,551 and the increase of borrowing $288,308 and shares issued $80,800.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of September 30, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending September 30, 2016. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Management is currently reviewing its staffing and systems in order to remedy the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of September 30, 2016. Additionally, the Registrant’s management has concluded that the Registrant has a material weakness associated with its U.S. GAAP expertise.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company was not a party to any legal proceeding or litigation as of September 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101	The following materials from AJ Greentech Holdings, Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2016 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Operations;, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. This Exhibit 101 is deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AJ GREENTECH HOLDINGS LTD.

Date: November 14, 2016	By:	/s/ Chu Li An
Chu Li An Chief Executive Officer

AJ GREENTECH HOLDINGS LTD.

Date: November 14, 2016	By:	/s/ Chu Li An
Chu Li An Chief Financial Officer