Form 10-K
period 2016-12-31
AJ GREENTECH HOLDINGS.
filed 2017-05-15
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

As of June 30, 2016, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the OTC Bulletin Board was approximately $2,431,918 (143,054 shares, $17.00 per share).

At December 31, 2016, there were 58,985,937 shares of the registrant’s common stock issued and outstanding.

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

On November 30, 2013, the company entered into an agreement to acquire all of the issued and outstanding stock of Jin Chih International, Ltd., a Taiwan corporation, from its sole owner Chu Li An for five million shares of the Company’s common stock. As of December 31, 2016, the stock has not been issued.

As a result of the above transactions in 2013, we carry out the electronic products and general cargo trading and related consulting service business through our subsidiary named Jin Chih International, Ltd in Taiwan. We still plan to focus on providing greentech products outside of China in future. Even though the company has disposed China branches, the company's new management will continue to expand the current green energy and technology business in the United States and globally, at the same time to explore many other green and renewable energy such as solar, wind power, sea power by signing licensing agreement or joint venture with other research institutes.

In 2016, the company has started developing hardware and software technologies, including new cell phone apps, as well as solutions and technology in fleet management, the driving record management system (DMS) that provide total solution and management mechanism for vehicles and driver behavior control and analysis, which increase driving safety and efficiency. Concurrently, the company has also forged marketing alliances with companies in Japan, Malaysia, China and Taiwan, for the marketing of this new technology and DMS product.

On April 1, 2016, the Company entered into agreement to acquire 100% equity share of SkyEye:DMS, a company that analyzes each registered driver’s behavior and to form various reports, all to improve the driver’s driving behavior towards mobility and safety on the road.

After the acquisition, AJ Greentech aims to install SkyEye:DMS systems in each security convoy vehicles. SkyEye’s hardware function is to collect the driver’s driving status and record driving videos and then upload the necessary data to a cloud-based server. With the SkyEye, the hardware can used to watch over the safety of the car and the driver, to successfully improve both mobility and safety on the road. This expansion will allow Proguard Security to further propagate its name as well as offer its security services to governmental establishments.

The company has designated Mr. Tsai, Tsang-yan as consultant for operations, to advise on strategic planning and goal-setting of the R&D operations. He is an expert in the fields of industrial economic analysis, human resources management, public policy and administration, government industry policy, labor policy, labor relations, and political economy. He is involved in the company’s research for process improvement measures to increase productivity and efficiency in the core R&D and related businesses. Mr. Tsai has served the Taipei City government as member, consultant and main arbitrator for labor dispute arbitration commission in Xinbei City districts in resolving labor dispute cases of local businesses. From 2010 to 2012, He also spearheaded government-funded various major research studies under the Ministry of Education; and he was an active editorial board member for various publications such as the Taiwan Democratic Quarterly, and Political Journal. He holds a doctorate degree in Political Science from the Binghamton University - State University of New York. He is also an associate professor in various universities in Taiwan and in China, and the former deputy director of the Taiwan Foundation for Democracy.

In Taiwan, the company has appointed Wonderful Hi-Tech Company Ltd. (Wontex Group) for the marketing and distribution of the DMS technology in territories of Taiwan, Korea, Vietnam and Thailand.

The company is cooperating with China Mobile Telecom to develop apps and related systems for DMS. China Mobile Telecom is the leading telecommunications services provider in Mainland China, for mobile voice and multimedia services. It is listed on both the NYSE and the Hong Kong Stock Exchange.

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

The IT-communications and mobile apps industry are most susceptible to, and greatly affected by economic downturns, especially that it is heavily reliant on the number of smartphone users to generate from usage of these mobile apps. This is the same for the greentech industry that we are making new ventures in, including the solar and electric car markets. The sale of our solar products is related to the quantity of new building construction and renovation. Decline in housing transactions causes less demand for solar products. In addition, our solar and electric products are mainly sold through government tender bids and installed in public areas and other public buildings will likely be materially affected by economic downturns. If these municipalities have less funds budgeted for these projects as a result of general economic conditions, sales of our solar and electric car products to government agencies will be impaired.

If we are not able to compete effectively with other competitors, our prospects for future growth will be jeopardized.

There is significant competition in both the mobile apps industry and the greentech industry with more established companies. We are not only competing with other mobile apps and greentech providers but also with companies offering different kind of mobile apps and greentech solutions, which are usually more established and have greater resources to devote to research and development, manufacturing and marketing than we have. Our competitors may promote these mobile apps and greentech solutions which are more readily accepted by customers than our products and maybe required to reduce the prices of our products in order to remain competitive.  Our competitors may also seek to use our financial difficulties in marketing against us.

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

Our common stock trades on the OTC under the symbol “AJGH.” There is a limited trading market for our common stock and there is frequently no trading in our common stock. As of December 31, 2016, the last reported sale price was $13.00 per share. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

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

As of December 31, 2016, there has only been limited trading activity in our common stock.  There can be no assurance that a market will ever develop in our common stock in the future.  If a market does not develop then stockholders would be unable to sell any of our common stock likely resulting in a complete loss of any funds they invested.

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

Our corporate offices are located at 21-1 Floor, No. 76, Section 6, Dunhua South Road, Da’an District, Taipei, Taiwan, Republic of China, telephone 0118862-2707-0907. Our company website is http://www.aj-holding.com/.

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

	Closing Prices (1)
	High	Low
Year Ended December 31, 2016
1st Quarter	$11.25	$11.25
2nd Quarter	$17.00	$17.00
3rd Quarter	$14.00	$14.00
4th Quarter	$13.00	$13.00

Year Ended December 31, 2015
1st Quarter	$0.08	$0.08
2nd Quarter	$11.00	$0.08
3rd Quarter	$11.00	$8.74
4th Quarter	$8.74	$2.25

(1)	The above tables set forth the range of high and low closing prices per share of our common stock as reported by OTC Bulletin Board and the Pink Sheets, as applicable, for the periods indicated.

Approximate Number of Holders of Our Common Stock

On December 31, 2016, there were approximately 62 stockholders of record of our common stock.

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

Recent Sales of Unregistered Securities

None. There is no sale of unregistered securities during the fiscal year ending December 31, 2016.

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

Repurchase of Equity Securities.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the fiscal year ending December 31, 2016.

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

On October 31, 2013, pursuant to agreements with one of our former directors, we transferred the stock in our China subsidiaries to the former director in exchange for cancellation of debt totaling $240,000.  As a result of the transfer of the subsidiaries, we were no longer engaged in the China clean fuel business.  We transferred the stock of the China subsidiaries because we felt that, it's not our best interest to continue China clean fuel business as a result of our decreasing revenue, continued losses and inability to raise capital for our business.

On November 30, 2013, the company entered into an agreement to acquire all of the issued and outstanding stock of Jin Chih International, Ltd., a Taiwan corporation, from its sole owner Chu Li An for five million shares of the Company’s common stock. As of December 31, 2016, the stock has not been issued.

As a result of the above transactions, we carry out the electronic products and general cargo trading and related consulting service business through our subsidiary named Jin Chih International, Ltd in Taiwan. We still plan to focus on providing greentech products outside of China in future. Even though the company has disposed China branches, the company's new management will continue to expand the current green energy and technology business in the United States and globally, at the same time to explore many other green and renewable energy such as solar, wind power, sea power by signing licensing agreement or joint venture with other research institutes. In 2016, the company has started developing hardware and software technologies, including new cell phone apps, as well as solutions and technology in fleet management, the driving record management system (DMS) that provide total solution and management mechanism for vehicles and driver behavior control and analysis, which increase driving safety and efficiency. Concurrently, the company has also forged marketing alliances with companies in Japan, Malaysia, China and Taiwan, for the marketing of this new technology and DMS product.

Results of Operations

For the year ended December 31, 2016, we derived our revenues of $2,666,662 compared to $3,423,657 for the year ended December 31, 2015, representing a decrease of $756,995. Our sales came from the electronic products and general cargo trading and related consulting service to our customers operated by the Taiwan subsidiary. The Company experienced decrease in revenues because it ceased offering consulting services. During the year of 2015 and the year 2016, we have only maintained our 14 customers, and continue to develop our trading market in Taiwan, Japan, Malaysia, Korea, and China.

Selling, general and administrative expenses consist of provision for doubtful debts, depreciation, and amortization, primarily of payroll, local taxes, investor relation expenses and professional fees. Selling, general and administrative expenses for the year ended December 31, 2016 were $516,751 comparing to $436,956 for the last fiscal year, representing an increase of $79,795. The operating expense increased as well, due to the consulting fees and participation in various trade exhibition relating to vehicle management technology, as we continue our efforts for business expansion in our other segments and markets.

Our current business operates primarily in Taiwanese Dollars (“TWD”), but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from TWD to Dollars results in translation adjustments. While our net income is added to the retained earnings on our balance sheets; the translation adjustments are added to a line item on our balance sheets labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Taiwanese currencies than of the success of our business. During the year ended December 31, 2016, the effect of converting our financial results to U.S. Dollars was to add $85,070 to our accumulated other comprehensive income, compared to the decrease of $61,127 for the last fiscal year.

Liquidity and Capital Resources

Our operations to date have been funded primarily by operations, due from related parties and capital contributions.

At December 31, 2016 and 2015, we had cash and cash equivalents of $254,432 and $291,832, respectively. Our cash at December 31, 2016 was decreased by $37,400 from December 31, 2015.

Our current assets at December 31, 2016 were $2,071,547, compared to $1,952,326 at December 31, 2015. This increase mainly reflects increases in accounts receivable and inventory, partially offset by decrease in the Short-term investments.

Our current liabilities at December 31, 2016 were $1,424,331, compared to $1,027,592 at December 31, 2015. This increase mainly reflects an increase in accounts payable, due to related parties, and advances from customer, and offset by decreases of borrowings, accrued expenses and taxes payables.

Statements of Cash Flows

Our cash decreased $37,400 during 2016, as compared to $92,926 during 2015. In 2016, we used cash the amount of $171,192 and $165,051 in operating activities and investing activities, we obtained cash the amounts of $383,913 in our financing activities. In 2015, we used cash the amount of $301,883 and 581,665 in operating activities and financing activities, we obtained cash the amounts of $1,037,601 in our investing activities.

Net Cash provided by (Used in) Operating Activities

Net cash provided by operating activities decrease $130,691 from negative $301,883 in 2015 to negative $171,192 in 2016, and was mainly comprised of the increase $181,616 net loss from $132,386 in 2015 to $314,002 in 2016, the increase $27,651 depreciation and amortization from $5,100 in 2015 to $32,751 in 2016, and the increase to $315,841 from changes in operating assets and liabilities from negative $293,372 in 2015 to positive $22,469 in 2016.

Cash Provided by (Used in) Investing Activities

In 2016, net cash used in investing activities of negative $165,051 comprised of the disposal of Short-term investments $22,732, and purchase of office furniture $9,435 and acquisition of intangible asset $178,348.

In 2015, net cash provided by investing activities of $1,037,601 comprised of the disposal of Property, plant and equipment $944,199 and short-term investment $93,402.

Cash Provided by (Used in) Financing Activities

In 2016, net cash provided by financing activities of $383,913 consisted of the advance from related parties $183,304, the issue of common stock of $214,004, the increase on long-term debt $71,705, and the repayment of short-term loans $85,100.

In 2015, cash used in financing activities of $581,665 consisted of the repayment to related parties of $498,390, the shares issued of $88,000, the repayment of short-term loan and long-term loan of $171,275.

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

Consolidated Financial Statements

The full text of our audited consolidated financial statements as of December 31, 2016 and 2015 begins on page F-1 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company changes auditors in March 2013, September of 2013, March 31, 2015 and December 31, 2015. Please refer to 8-K dated March 7, 2013, 8-K dated September 10, 2013, 8-K dated April 6, 2015, and 8-K dated August 29, 2016.

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

During the course of internal evaluation, following control weaknesses are noted for the fiscal year ended December 31, 2015 that required correction:

•	no independent director exists in the Board of Directors, and the directors have a little understanding about U.S. GAAP and Sarbanes-Oxley Act 404 requirements in 2016.

Based upon their evaluation as of the end of the period covered by this annual report, the Company's chief executive officer and chief financial officer concluded that, due to the significant deficiencies in internal control over financial reporting described below, the Company's disclosure controls and procedures are not effective as of December 31, 2016.

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

Management is currently reviewing its staffing and systems in order to remedy the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2016. Additionally, the Registrant’s management has concluded that the Registrant has a material weakness associated with its U.S. GAAP expertise.

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

Name (1)	Age	Title
Chu Li An	55	Chief Executive Officer, Chief Financial Officer, Director

Ms. Chu, 55, served as chief executive officer of Jin Chih International Co., Ltd., a trading company from September 2001 through present 2016. From September 2008 to September 2013, Ms. Chu served as president of Wealthy Link Technology Corp. Ms. Chu received her college degree in business from Ming Chuan College in 1982, and MBA degree in Business from Angelo State University in Texas in 1987.

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

Board Attendance

During 2016, the board of directors did not hold any meetings.  All actions were taken by actions in writing.

ITEM 11.	EXECUTIVE COMPENSATION

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2016 and December 31, 2015 by each person who served as chief executive officer and chief financial officer during the year ended December 31, 2016.

SUMMARY COMPENSATION TABLE

	Fiscal	Salary	Bonus	Stock Awards	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
Chu Li An, chief executive	2016	30,000	0	0	0	30,000
and financial officer (1)	2015	30,000	0	0	0	30,000

(1)    Ms. Chu Li An has served as chief executive and financial officer since October 2013.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2016.

	Option awards				Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Chu Li An Chairman, CEO	—	—	$—	—	—	—	—	—

Remuneration of Directors

None of the members of the Board of Directors receives remuneration for service on the Board.

Executive Employment Contracts

We have employment agreements with CEO, Chu Li An on Oct. 1, 2013 for 5 years, subject to automatic renewals of another 5 years at the rate of $30,000 per year.

Equity Compensation Plan Information

Our board of directors and stockholders approved the 2013 long term incentive plan, which covers the issuance of 2,000,000 shares.  The plan provides for the grant of stock options or restricted stock grants to employees and consultants, and there are no outstanding options under the plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of outstanding Registrant Common Stock as of December 31, 2016 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of Class (2)
Chu Li An	10,063,333	17.06%
Jenus International Financial Group	560,000	0.95%
All Directors and Executive Officers as a Group (2 persons)	10,623,333	18.0%

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

(2) For each shareholder, the calculation of percentage of beneficial ownership is based upon 58,985,937 shares of Common Stock outstanding as of December 31, 2016, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

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

During the year of 2015, the Company repaid to the related parties $498,390.

During the year of 2016, the Company increased advances from related parties $183,304.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	2016	2015
Audit fees(1)	$15,000	$18,000
Audit-related fees	$—	$—
Tax fees(2)	$—	$—
All other fees	$—	$—
Total	$15,000	$18,000

(1)	Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by Zhang, Hongling CPA, P.C., for our consolidated financial statements as of and for the year ended December 31, 2016.

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
101

The following materials from our Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. *

(1) Filed as exhibits to the registrant’s Form SB-2 filed with the Commission on June 29, 2007.

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

AJ GREENTECH HOLDINGS LTD.

Date: May 15, 2017	By:	/s/ Chu Li An
Chu Li An Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chu Li An	Chief Financial Officer, Director	5/15/2017
Chu Li An	(Principal Financial Officer)

/s/ Chu Li An	Chief Executive Officer	5/15/2017
Chu Li An

AJ Greentech Holdings, Ltd. and Subsidiary

December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
AJ Greentech Holdings Ltd.

We have audited the accompanying consolidated balance sheets of AJ Greentech Holdings Ltd. (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  AJ Greentech Holdings Ltd. as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Zhang, Hongling, CPA, P.C.

New York, NY

May 15, 2017.

AJ Greentech Holdings Ltd.
Consolidated Balance Sheets
	December 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash	254,432	291,832
Accounts receivable, net	1,331,409	1,233,130
Inventories	81,058	—
Short-term investments	403,617	426,348
Prepaid value added taxes	351	—
Prepayments and other current assets	680	1,016
Total Current Assets	2,071,547	1,952,326
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	9,435	—
Accumulated depreciation	545	—
PROPERTY, PLANT AND EQUIPMENT, net	8,890	—
Intangible Assets, net	146,142	—
OTHER ASSETS	14,412	5,288
Total Assets	2,240,991	1,957,614
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term loan	427,168	512,268
Accounts payable	584,605	350,634
Advances from customers	132,000	—
Advances from related parties	268,141	84,837
Taxes payable	3,417	25,196
Accrued expenses and other current liabilities	9,000	54,657
Total Current Liabilities	1,424,331	1,027,592
LONG TERM DEBT	433,457	361,752
Total Liabilities	1,857,788	1,389,344
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock (($0.001 par value; 394,500,000 shares authorized; 58,985,937 and 58,443,054 shares issued and outstanding at December 31, 2016 and December 31, 2015)	58,986	58,443
Additional paid-in capital	593,947	380,485
Retained earnings (Deficit)	(960,234)	(646,232)
Foreign currency translation gain (loss)	690,504	775,574
Total Stockholders' Equity	383,203	568,270
Total Liabilities and Stockholders' Equity	2,240,991	1,957,614

See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings Ltd.
Consolidated Statements of Operations and Comprehensive Income

	The year ended Dec.31, 2016	The year ended Dec.31, 2015
NET REVENUES	2,666,662	3,423,657
COST OF REVENUES	2,307,293	2,856,259
GROSS PROFIT	359,369	567,398
OPERATING EXPENSES:
Selling and general and administrative expenses	516,751	436,956
Total operating expenses	516,751	436,956
Income from interest	(249)	(361)
Interest Expense	33,324	40,358
Bad Debts	87,590	181,424
Depreciation and amortization	32,751	—
Other expense (income)	—	—
INCOME (LOSS) BEFORE INCOME TAXES	(310,798)	(90,979)
INCOME TAX PROVISION	3,204	41,407
NET INCOME (LOSS)	(314,002)	(132,386)
OTHER COMPREHENSIVE INCOME
Foreign currency translation gain (loss)	(85,070)	(61,127)
COMPREHENSIVE INCOME	(399,072)	(193,513)
NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:
Net loss per common share - basic and diluted	(0.01)	(0.00)
Weighted Average Common Shares Outstanding - basic and diluted	58,705,593	58,443,054

See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings Ltd.

Consolidated Statement of Stockholders’ Equity

For the Year Ended December 31, 2016 and 2015

	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Foreign Currency Translation Gain	Total Stockholders' Equity
Balance, December 31, 2013	143,054	143	185,285	(441,066)	881,891	626,253
Capital contribution	—	—	165,500	—	—	165,500
Net income (loss)	—	—	—	(72,780)	—	(72,780)
Foreign currency translation gain (loss)	—	—	—	—	(45,190)	(45,190)
Balance, December 31, 2014	143,054	143	350,785	(513,846)	836,701	673,783
Shares issued	58,300,000	58,300	29,700	—	—	88,000
Net income (loss)	—	—	—	(132,386)	—	(132,386)
Foreign currency translation gain (loss)	—	—	—	—	(61,127)	(61,127)
Balance, December 31, 2015	58,443,054	58,443	380,485	(646,232)	775,574	568,270
Shares issued	542,883	543	213,462	—	—	214,004
Net income (loss)	—	—	—	(314,002)	—	(314,002)
Foreign currency translation gain (loss)	—	—	—	—	(85,070)	(85,070)
Balance, December 31, 2016	58,985,937	58,986	593,947	(960,234)	690,504	(383,203)

See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings Ltd.
Consolidated Statements of Cash Flows

	The Year ended December 31, 2016	The Year ended December 31, 2015
Operating Activities, Cash Flows Provided By or Used In
Net Loss	(314,002)	(132,386)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	545	5,100
Amortization	32,206	—
Bad Debts	87,590	—
Loss on sale of PPE	—	118,775
Changes In operating assets and liabilities:
Accounts Receivables	(185,869)	(85,433)
Inventories	(81,058)	59,245
Prepayments Other Current Assets	(16)	721
Accrued Expenses and Other Current Liabilities	(45,657)	65
Accounts Payables	233,969	(209,269)
Tax Payables	(21,779)	20,242
Advances	132,000	(78,943)
Other Assets	(9,121)	—
Total Cash Flow From Operating Activities	(171,192)	(301,883)

Investing Activities, Cash Flows Provided By or Used In
Short term investment	22,732	93,402
Purchase – office equipment	(9,435)	—
Intangible Asset	(178,348)	—
Disposal of Property, plant and equipment	—	944,199
Total Cash Flows From Investing Activities	(165,051)	1,037,601

Financing Activities, Cash Flows Provided By or Used In
Issuance of common stock	214,004	88,000
Advances from (repayment made to) related parties	183,304	(498,390)
Capital contribution	—	—
Long term debt repayment	—	(144,868)
Increase in long term debt	71,705	—
Net Borrowings	(85,100)	(26,407)
Total Cash Flows From Financing Activities	383,913	(581,665)

Effect Of Exchange Rate Changes	(85,070)	(61,127)
Change In Cash and Cash Equivalents	(37,400)	92,926
Cash at beginning of the period	291,832	198,906
Cash at end of the period	254,432	291,832
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	33,324	39,118
Income tax paid	—	—

See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings Ltd.

December 31, 2016

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

On October 31, 2013, pursuant to agreements with one of our former directors, we transferred the stock in our China subsidiaries to the former director in exchange for cancellation of debt totaling $240,000.  As a result of the transfer of the subsidiaries, we were no longer engaged in the China clean fuel business.  We transferred the stock of the China subsidiaries because we felt that, it is not in our best interest to continue China clean fuel business as a result of our decreasing revenue, continued losses and inability to raise capital for our business.

On October 31, 2013, Chu Li An acquired, for nominal consideration, 8,000,000 shares of common stock from the director who acquired the subsidiaries and 12,778,399 shares of common stock from The Chairman, who was also a director.  On November 1, 2013, Chu Li An and the Company entered into a loan agreement pursuant to which the Chu Li An agreed to lend us $100,000 initially with future loan amount up to $1,000,000, for which we will issue our 6% demand promissory note in the principal amount of $100,000.  As of December 31, 2016, the note has not been issued.

On November 18, 2013, we entered into agreement pursuant to which we issued to Chu Li An and her BVI company, our sole director and chief executive officer, 180,000,000 shares of common stock, in consideration of the cancellation of debt due to Chu Li An in the amount of $180,000.

On November 30, 2013, the Company entered into an agreement to acquire all of the issued and outstanding stock of Jin Chih International, Ltd., a Taiwan corporation, from its sole owner Chu Li An for five million shares of the Company’s common stock. As of December 31, 2016 the stock has not been issued.

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

As of December 31, 2016, the Company had inventory of $81,058.

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

Average Rate for the year	December 31, 2015	December 31, 2016
Taiwan dollar (TWD)	1	1
United States dollar ($)	0.0315	0.03105

Exchange Rate at	December 31, 2015	December 31, 2015
Taiwan dollar (TWD)	1	1
United States dollar ($)	0.0304	0.03098

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

Note 4 – Accounts Receivable

Accounts receivable at December 31, 2016 and 2015 consisted of the following:

	December 31, 2016	December 31, 2015
Accounts receivable	$1,418,999	$1,233,130
Allowance for doubtful accounts	(87,590)	—
	$1,331,409	$1,233,130

For the year ended December 31, 2016 and 2015, the Company recorded bad debt expense of 87,590 and 0 respectively.

Note 5 – Short term investment

For the year ended December 31, 2015, the Company sold out 200,000 shares per $10TWD of GaoPing XiNeng electric power Co., Ltd and 47,000 shares per $10.036TWD issued by YangXin commercial bank Co., Ltd.

For the year ended December 31, 2016, the Company sold out 100,000 shares per TWD$10/share of Xin Tianran Electric Power Co.,Ltd. stocks.

Note 6 – Property, Plant and Equipment

Property, plant and equipment, stated at cost, less accumulated depreciation at December 31, 2016 and 2015 consisted of the following:

	December 31, 2016	December 31, 2015
Office equipment	9,435	—
Total:	9,435	—
Less: Accumulated depreciation	(545)	—
Total	$8,890	$—

For the year ended December 31, 2016 and 2015, the Company recorded depreciation expense of $545 and $0, respectively. On July 6, 2015, the Company sold out the land and Buildings, the net loss was $118,775.

Note 7 – Intangible Assets

On 1/1/2016, the Company purchased the DMS technology from Xinyahang Gufen Youxian Gongsi(“Xinyahang”) for $128,176 and 500,000 shares of common stock of AJGH (OTCQB). Also on 10/1/2016, the company entered into two year agreement with Xinyahang to provide design service for the DMS system. The design price was $50,172.

Intangible assets, stated at cost, less accumulated depreciation at December 31, 2016 and 2015 consisted of the following:

	December 31, 2016	December 31, 2015
Intangible assets	178,348	—
Total:	178,348	—
Less: Accumulated depreciation	(32,206)	—
Total	$146,142	$—

For the year ended December 31, 2016 and 2015, the Company recorded amortization expense of $32,206 and $0, respectively.

Note 8 – Prepayments and other current assets

	December 31, 2016	December 31, 2015
Advance on purchase	$—	$551
Prepayments	1,031	465
	$1,031	$1,016

Note 9 – SHORT-TERM LOAN

	December 31, 2016	Term	Int. Rate/Year
Cathay United Bank	59,791	Dec 18, 2016 to Dec 18, 2017.	5.28%
Long term debt: amount payable within 1 year

First Commercial Bank Ltd.	45,047	Dec 30,2016 to Dec 30, 2017.	5.07%

Taiwan Business Bank Ltd.	56,260	Dec 25,2016 to Dec 24, 2017.	3.60%

Bank of Panshin	45,829	Dec 10,2016 to Dec 10, 2017.	3.67%

Sunny Bank Ltd.	220,241	Dec 21,2016 to Dec 21, 2017.	3.49%

Total	$427,168

	December 31, 2015	Term	Int. Rate/Year
Number one commercial bank	$91,200	Jul.30,2015 to Jan.30,2016	5.25%
Number one commercial bank	91,200	Aug.4,2015 to Feb.4,2016	5.25%
GuoTai ShiHua bank	69,160	Nov.18,2015 to Nov.18,2016	5.28%
GuoTai ShiHua bank	29,566	Nov.18,2015 to Nov.18,2016	5.28%
Long term debt -the term less than 1 year
Ban Xin commercial bank	41,654	Repaid before Dec.31,2016	3.69%
YangXin commercial bank	101,019	Repaid before Dec.31,2016	4.17%
YangXin commercial bank	39,829	Repaid before Dec.31,2016	5.30%
Taiwan medium-sized and small enterprises bank	48,640	Repaid before Dec.31,2016	3.73%
Total	$512,268

The long term debt should be repaid as equal principal by month. The long term debt -the term less than 1 year represented the amount should be repaid within 1 year.

NOTE 10 – RELATED PARTY TRANSACTIONS

The total amount advance from related parties consisted of the advance from shareholders for the investment, working capital and the expense. The balance was $268,141 and $84,837 as of December 31, 2016 and 2015, respectively.

During the year ended December 31, 2015, the Company repaid $498,390 to related parties.

During the year ended December 31, 2016, the Company borrowed $183,304 from related parties.

NOTE 11 – LONG TERM DEBT

	December 31, 2016	Term	Int. Rate/Year
Taiwan Business Bank Ltd.	129,620	Dec 25,2016 to Dec 24, 2017.	3.63%
Sunny Bank Ltd.	8,507	Dec 21,2016 to Dec 21, 2017.	3.49%
Bank of Panshin	21,107	Dec 10,2016 to Dec 10, 2017.	3.75%
Sunny Bank Ltd.	164,023	Dec 5, 2016 to Dec 6, 2017.	3.49%
First Commercial Bank Ltd.	110,200	Dec 30,2016 to Dec 30, 2017.	5.09%
Total	$433,457

	December 31, 2015	Term	Int. Rate/Year
Bank of Panshin	$ 65,634	Jun 10,2015 to Jun.10,2018	3.69%
Sunny Bank Ltd.	113,718	Jan.21,2015 to Jan.21,2018	4.17%
Taiwan Business Bank Ltd.	182,400	Sep.25,2015 to Sep.25,2020	3.73%
Total	$361,752

The long term debt should be repaid as equal principal by month. The long term debt -the term less than 1 year represented the amount should be repaid within 1 year.

NOTE 12 – TAXES PAYABLE

	December 31, 2016	December 31, 2015
Income tax payable	$3,204	$23,694
Value added tax payable	213	1,502
Total	$3,417	$25,196

NOTE 13 – INCOME TAXES

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

In accordance with the relevant tax laws in the Taiwan, the Company statutory rate were 17% and 17% for the year ended December 31, 2016 and 2015, respectively.

The components of the income tax (benefit) expense are as follows:

	The year ended December 31, 2016	The year ended December 31, 2015
Current provision	3,204	$41,407
Deferred provision (benefit)	—	—
Total	$3,204	$41,407

NOTE 14 – COMMON STOCK

On April 7, 2014, the shareholder, Chu Li An contributed $165,500 capital to the Company.

On June 30, 2015, the Company made a reverse split of its common stock at the rate of 1 for 1500.

On July 10, 2015, the Company issued 50,000,000 shares with a par value of $0.001 per share for cash. The cash was finally offset with debt cancel due to shareholder.

On July 10, 2015, the Company issued 800,000 shares with a par value of $0.001 per share in exchange for consulting services.

On August 6, 2015, the Company issued 5,000,000 shares with a par value of $0.001 per share and 2,500,000 shares with a par value of $0.01 per share for cash. The cash was finally offset with debt cancel due to shareholder.

On April 4, 2016, the Company issued 5,000 shares to two investors with a par value of $4.00 per share for cash.

On May 10, 2016, the Company issued 3,333 shares to director Chu,Li-An, in exchange for cancellation of debt.

On May 10, 2016, the Company issued 2,000 shares to an investor with a par value of $4.00 per share for cash.

On May 10, 2016, the Company issued 3,000 shares to an investor with a par value of $5.00 per share for cash.

On May 10, 2016, the Company issued 21,000 shares to an investor with a par value of $4.76 per share for cash.

On June 28, 2016, the Company issued 1,250 shares to an investor with a par value of $2.40 per share for cash.

On July 12, 2016, the Company issued 500,000 shares to a Xinyahang Electronics Co. Ltd. Taiwan, as part of the payment for technology transfer and purchase of DMS platform technology.

On July 12, 2016, the Company issued total 1600 shares to six investors with a par value of $10.00 per share for cash.

On July 12, 2016, the Company issued 700 shares to an investor with a par value of $12.00 per share for cash.

On July 15, 2016, the Company issued 2,000 shares to consultant Kuo, Yu-chieh to offset for consulting fees payable, no cash payment received.

On August 8, 2016, the Company issued 200 shares to an investor with a par value of $14.00 per share for cash.

On September 6, 2016, the Company issued 2400 shares to an investor with a par value of $14.00 per share for cash.

On October 31, 2016, the Company issued 400 shares to three investors with a par value of $14 per share for Cash.

The Company’s capitalization is 394,500,000 common shares with a par value of $0.001 per share. There are a total of 58,985,937 and 58,443,054 common shares issued and outstanding at December 31, 2016 and 2015. No preferred shares have been authorized or issued.

NOTE 15 – FOREIGN OPERATIONS

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

As of December 31, 2016, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

NOTE 16 – COMMITMENT AND CONTINGENCIES

The Company had bank loans. Based on the contract agreement, the future minimum repayments required for the coming years are as follows:

Years ending December 31:
2017	$427,168
2018	$243,853
2019	$152,397
2020	$37,207
Total	$860,625

The Company did not have other significant capital commitments or significant guarantees as of December 31, 2016, respectively.

NOTE 17 –SUBSEQUENT EVENTS

In January 2017, the company has entered into a license and distribution agreement with Wealthy Link Technology Corporation, where the latter shall obtain license under the company’s software and related services for the purposes of re-selling and distribution. As of December 31, 2016, the Company received $132,000 advanced payments from Wealthy Link Technology Corporation.

The company is under negotiations with Nanjing City, China government to provide the government with securities management hardware and all related software and other management services. The initial orders shall be for 300,000 units, and could add up to 10,000,000 units for long-term.

We have also initiated our new mobile UBI apps and its field testing has begun. So far, the testing is progressing very positively, generating the quality of accelerometer data needed for accurate scoring. We have also begun establishing connections with various insurance companies, vehicle fleet companies, and motorists for further testing and introduction of our new mobile UBI apps.

