Form 10-Q
period 2017-03-31
AJ GREENTECH HOLDINGS.
filed 2017-05-16
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q ☑

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-53737

AJ GREENTECH HOLDINGS, LTD.

(Exact name of registrant as specified in its charter)

Nevada (State of incorporation)

136-20 38th Ave. Unit 3G

Flushing, NY 11354(Address of Principal Executive Offices)

_______________

718-395-8706 (Issuer Telephone number)

_______________

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for suchshorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to besubmitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that theregistrant was required to submit and post such files).Yes ☑ No ☐

Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer andlarge accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑

At March 31, 2017, there were 58,985,937 shares of the registrant's common stock issued and outstanding.

AJ GREENTECH HOLDINGS, LTD.

FORM 10-Q

March 31, 2017

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures.
Item 5.	Other Information.
Item 6.	Exhibits
SIGNATURES

AJ Greentech Holdings, Ltd.

March 31, 2017 and 2016

AJ Greentech Holdings Ltd.
Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	153,221	254,432
Accounts receivable, net	3,904,854	1,331,409
Inventories	697,108	81,058
Short-term investments	428,631	403,617
Prepaid value added taxes	27,382	351
Prepayments and other current assets	—	680
Tax refund	2,347	—
Total Current Assets	5,213,543	2,071,547
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	9,435	9,435
Accumulated depreciation	882	545
PROPERTY, PLANT AND EQUIPMENT, net	8,553	8,890
Intangible Assets, net	136,648	146,142
OTHER ASSETS	15,305	14,412
Total Assets	5,374,049	2,240,991

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term loan	388,922	427,168
Accounts payable	1,004,627	584,605
Advances from customers	—	132,000
Advances from related parties	136,541	268,141
Taxes payable	10,499	3,417
Accrued expenses and other current liabilities	9,000	9,000
Total Current Liabilities	1,549,589	1,424,331
LONG TERM DEBT	425,895	433,457
Total Liabilities	1,975,484	1,857,788
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock ($0.001 par value; 394,500,000 shares authorized; 58,985,937 and 58,985,937 shares issued and outstanding at March 31, 2017 and December 31, 2016).	58,986	58,986
Additional paid-in capital	593,947	593,947
Retained earnings (Deficit)	2,129,293	(960,234)
Foreign currency translation gain (loss)	616,339	690,504
Total Stockholders' Equity	3,398,565	383,203
Total Liabilities and Stockholders' Equity	5,374,049	2,240,991

See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings Ltd.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three months ended March 31, 2017	Three months ended March 31, 2016
NET REVENUES	3,822,265	612,004
COST OF REVENUES	630,773	511,915
GROSS PROFIT	3,191,492	100,089
OPERATING EXPENSES:
Selling and general and administrative expenses	94,933	36,747
Total operating expenses	94,933	36,747
Income from interest	(22)	—
Interest Expense	7,054	7,614
Other expense (income) –taxes	—	—
INCOME (LOSS) BEFORE INCOME TAXES	3,089,527	55,728
INCOME TAX EXPENSE	—	—
NET INCOME (LOSS)	3,089,527	55,728
OTHER COMPREHENSIVE INCOME	—	—
Foreign currency translation gain (loss)	(74,165)	15,799
COMPREHENSIVE INCOME	3,015,362	71,527
NET INCOME (LOSS) PET COMMON SHARE - BASIC AND DILUTED:
Net loss per common share - basic and diluted	$0.05	(0.00)
Weighted Average Common Shares Outstanding - basic and diluted	58,985,937	58,443,054

See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings Ltd.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31, 2017	Three months ended March 31, 2016
Operating Activities, Cash Flows Provided By or Used In
Net Income	3,089,527	55,728
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	337	—
Amortization	9,494	—
Bad Debts	—	—
Loss on sale of PPE	—	—
Changes In operating assets and liabilities:
Accounts Receivables	(2,573,445)	(580,029)
Inventories	(616,050)	(50,776)
Prepayments Other Current Assets	680	11
Prepaid VAT	(27,030)	—
Accrued Expenses and Other Current Liabilities	—	1,787
Accounts Payables	420,021	569,174
Tax Payables	7,082	(21,219)
Tax Refund	(2,347)	—
Advances	(132,000)	—
Other Assets	(893)	—
Total Cash Flow From Operating Activities	175,376	(25,324)

Investing Activities, Cash Flows Provided By or Used In
Short term investment	(25,015)	6,457
Purchase – office equipment	—	—
Other assets	—	—
Intangible Asset	—	—
Disposal of Property, plant and equipment	—	—
Total Cash Flows From Investing Activities	(25,015)	6,457

Financing Activities, Cash Flows Provided By or Used In
Issuance of common stock	—	—
Advances from (repayment made to) related parties	(131,600)	—
Capital contribution	—	—
Long term debt increase (repayment)	(7,561)	109,302
Short term debt repayment	(38,246)	(168,199)
Total Cash Flows From Financing Activities	(177,407)	(58,897)

Effect Of Exchange Rate Changes	(74,165)	15,686
Change In Cash and Cash Equivalents	(101,211)	(62,078)
Cash at beginning of the period	254,432	291,832
Cash at end of the period	153,221	229,754
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	8,339	7,614
Income tax paid	—	—

See accompanying notes to the consolidated financial statements.

AJ Greentech Holdings, Ltd.

March 31, 2017 and 2016

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

On October 31, 2013, Chu Li An acquired, for nominal consideration, 8,000,000 shares of common stock from the director who acquired the subsidiaries and 12,778,399 shares of common stock from The Chairman, who was also a director. On November 1, 2013, Chu Li An and the Company entered into a loan agreement pursuant to which the Chu Li An agreed to lend us $100,000 initially with future loan amount up to $1,000,000, for which we will issue our 6% demand promissory note in the principal amount of $100,000. As of March 31, 2017, the note has not been issued.

On November 18, 2013, we entered into agreement pursuant to which we issued to Chu Li An and her BVI company, our sole director and chief executive officer, 180,000,000 shares of common stock, in consideration of the cancellation of debt due to Chu Li An in the amount of $180,000.

On November 30, 2013, the Company entered into an agreement to acquire all of the issued and outstanding stock of Jin Chih International, Ltd., a Taiwan corporation, from its sole owner Chu Li An for five million shares of the Company’s common stock. As of March 31, 2017, the stock has not been issued.

As a result of the above transactions, we carry out the electronic products and general cargo trading and related consulting service business through our subsidiary named Jin Chih International, Ltd in Taiwan. We still plan to focus on providing greentech products outside of China in future. Even though the company has disposed China branches, the company's new management will continue to expand the current green energy and technology business in the United States and globally, at the same time to explore many other green and renewable energy such as solar, wind power, sea power by signing licensing agreement or joint venture with other research institutes .

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

As of March 31, 2017, the inventory value was $697,108.

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

The Company markets and distributes electronic products and general cargo for automobile use and follows Section 605-45-45 (formerly EITF 99-19) (“ASC Section 605-45-45”) of the FASB Accounting Standards Codification for revenue recognition to report revenue gross as a principal for its sales since the Company (1) acts as principal in the transaction, (2) takes title to the products, (3) has risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and (4) does not act as an agent or broker (including performing services, in substance, as an agent or broker) with compensation on a commission or fee basis on its sales. The management of the Company determined that the Company should report revenue based on the gross amount billed to a customer when considering each of the following eight (8) indicators of gross revenue reporting listed in ASC Paragraph 605-45-45-4 through 605-45-45-14 as specified (1) The entity is the primary obligor in the arrangement — The Company signs a product sales agreement with its customer and represents in writing that the Company is responsible for fulfillment, including the acceptability of the product(s) or service(s) ordered or purchased by the customer; (2) The entity has general inventory risk (before customer order is placed or upon customer return); (3) The entity has latitude in establishing price — The Company has reasonable latitude, within economic constraints, to establish the exchange price with a customer for the product or service; (4) The entity changes the product or performs part of the service— The Company developed a method for blending the raw materials in its manufacturing process, through its proprietary technology, catalysts can be mixed with fuel and alcohols to become a finished product to be sold after pumping and piping; (5) The entity has discretion in supplier selection — The Company has multiple suppliers for the products ordered by a customer and discretion to select the supplier that will provide the product(s) or service(s) ordered by a customer; (6) The entity is involved in the determination of product or service specifications — The Company determines the nature, type, characteristics, or specifications of the product(s) or service(s) ordered by the customer; (7) The entity has physical loss inventory risk of purchased inventories after customer order; and (8) The entity has credit risk — The Company is responsible for collecting the sales price from its customer but must pay the amount owed to its supplier after the supplier performs, regardless of whether the sales price is fully collected. Net sales of products represent the invoiced value of goods, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on all of the Company’s products at the rate of 5% on the invoiced value of sales. Sales or Output VAT is borne by customers in addition to the invoiced value of sales and Purchase or Input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

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

Average Rate for the three months ended on:	March 31, 2017	March 31, 2016
Taiwan dollar (TWD)	1	1
United States dollar ($)	0.0329	0.0302

Exchange Rate at	March 31, 2017	March 31, 2016
Taiwan dollar (TWD)	1	1
United States dollar ($)	0.03098	0.0310

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

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans).
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations.
c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations.
c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

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

Note 4 – Accounts Receivable

Accounts receivable at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
Accounts receivable	$3,992,444	$1,418,999
Allowance for doubtful accounts	87,590	87,590
Total:	$3,904,854	$1,331,409

In January 2017, the company has entered into a license and distribution agreement with Wealthy Link Technology Corporation, whare the latter shall obtain license under the company’s software and related services for the purposes of re-selling and distribution. As of March 31, 2017, the accounts receivable balance from Wealthy Link Technology Corporation was $2,818,000.

Note 5 – Intangible Assets

On 1/1/2016, the Company purchased the DMS technology from Xinyahang Gufen Youxian Gongsi(“Xinyahang”) for $128,176 and 500,000 shares of common stock of AJGH (OTCQB). Also on 10/1/2016, the company entered into two year agreement with Xinyahang to provide design service for the DMS system. The design price was $50,172.

Intangible assets, stated at cost, less accumulated depreciation at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
Intangible assets	178,348	178,348
Total:	178,348	178,348
Less: Accumulated depreciation	(41,700)	(32,206)
Total	$136,648	$146,142

For the three months ended March 31, 2017 and 2016, the Company recorded amortization expense of $9,494 and $0, respectively.

Note 6 – Property, Plant and Equipment

Property, plant and equipment, stated at cost, less accumulated depreciation at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
Land	$—	$—
Buildings	—	—
Office equipment	9,435	9,435
Less: Accumulated depreciation	882	545
Total:	$8,553	$8,890

For the three months ended March 31, 2017 and 2016, the Company recorded depreciation expense of $882 and $0, respectively.

Note 7 – Prepayments and other current assets

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
Advance on purchase	$—	$—
Prepayments	—	1,032
	$—	$1,032

Note 8 – Borrowing

	March 31, 2017 (Unaudited)	Term	Int. Rate/ Year
Cathay United Bank	52,640		5.28%
Long term debt: amount payable within 1 year
First Commercial Bank Ltd.	36,580		5.07%
Taiwan Business Bank Ltd.	52,640		3.60%
Bank of Panshin	46,332		3.67%
Sunny Bank Ltd.	200,730		3.49%
Total:	$388,923

	December 31, 2016 (Audited)	Term	Int. Rate/ Year
Guo Tai Shi Hua Bank	59,791	Dec 18,2016 to Dec 18, 2017.	5.28%
Long term debt: amount payable within 1 year
First Commercial Bank Ltd.	45,047	Dec 30,2016 to Dec 30, 2017	5.07%
Taiwan Business Bank Ltd.	56,260	Dec 25,2016 to Dec 24, 2017.	3.60%
Bank of Panshin	45,829	Dec 10,2016 to Dec 10, 2017.	3.67%
Sunny Bank Ltd.	220,241	Dec 21,2016 to Dec 21, 2017.	3.49%
Total:	$427,168

The long term debt should be repaid as equal principal by month. The long term debt -the term less than 1 year represented the amount should be repaid within 1 year.

NOTE 9 – RELATED PARTY TRANSACTIONS

The total amount advance from related parties consisted of the advance from shareholders for the investment, working capital and the expense. The balance was $136,541 and $268,141 as of March 31, 2017 and December 31, 2016, respectively.

NOTE 10 – LONG TERM DEBT

	March 31, 2017 (Unaudited)	Term	Int. Rate/ Year
Taiwan Business Bank Ltd.	131,600	Sept 25, 2015 to Sept 25, 2020.	3.60%
Bank of Panshin	13,168	June 10, 2015 to June 10, 2018.	3.67%
Sunny Bank Ltd.	161,983	Jan 21, 2015 to August 5, 2019.	3.49%
First Commercial Bank Ltd.	119,144	Jan 30, 2016 to Jan 30, 2021.	5.07%
Total	$425,895

	December 31, 2016 (Audited)	Term	Int. Rate/ Year
Taiwan Business Bank Ltd.	129,620	Sept 25, 2015 to Sept 25, 2020.	3.60%
Sunny Bank Ltd.	8,507	Jan 21, 2015 to Jan 21, 2018.	3.49%
Bank of Panshin	21,107	June 10, 2015 to June 10, 2018.	3.67%
Sunny Bank Ltd.	164,023	August 5, 2016 to August 5, 2019.	3.49%
First Commercial Bank Ltd.	110,200	Jan 30, 2016 to Jan 30, 2021.	5.07%
Total	$433,457

NOTE 11 – TAXES PAYABLE

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
Income tax payable	$10,499	$3,204
Value added tax payable	—	213
Total:	$10,499	$3,417

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

In accordance with the relevant tax laws in the Taiwan, the Company statutory rate were 17% and 17% for the quarter ended March 31, 2017 and year ended December 31, 2016, respectively.

The components of the income tax (benefit) expense are as follows:

	The three months ended March 31, 2017 (Unaudited)	The year ended December 31, 2016 (Audited)
Current provision	$7,740	$3,204
Deferred provision (benefit)	—	—
Total:	$7,740	$—

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

The Company’s capitalization is 394,500,000 common shares with a par value of $0.001 per share. There are a total of 58,985,937 and 58,985,937 common shares issued and outstanding at March 31, 2017 and December 31, 2016. No preferred shares have been authorized or issued.

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

Dividends and Reserves

Under the laws of the Taiwan, net income after taxation can only be distributed as dividends after appropriation has been made for the following: (i) cumulative prior years’ losses, if any; (ii) allocations to the “Statutory Surplus Reserve” of at least 10% of net income after tax, as determined under Taiwan accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital; (iii) allocations of 5-10% of income after tax, as determined under Taiwan accounting rules and regulations, to the Company’s “Statutory Common Welfare Fund”, which is established for the purpose of providing employee facilities and other collective benefits to employees in PRC; and (iv) allocations to any discretionary surplus reserve, if approved by stockholders.

As of March 31, 2017, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

NOTE 15 - COMMITMENT AND CONTINGENCIES

The Company had bank loans. Based on the contract agreement, the future minimum repayments required for the coming years are as follows:

Periods ending March 31:
2018	$388,922
2019	208,098
2020	$145,492
2021	$72,305

Total	$814,817

The Company did not have other significant capital commitments or significant guarantees as of March 31, 2017, respectively.

NOTE 16 –SUBSEQUENT EVENTS

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

On November 30, 2013, the company entered into an agreement to acquire all of the issued and outstanding stock of Jin Chih International, Ltd., a Taiwan corporation, from its sole owner Chu Li An for five million shares of the Company’s common stock. As of March 31, 2017, the stock has not been issued.

As a result of the above transactions, we carry out the electronic products and general cargo trading and related consulting service business through our subsidiary named Jin Chih International, Ltd in Taiwan. We still plan to focus on providing greentech products outside of China in future. Even though the company has disposed China branches, the company's new management will continue to expand the current green energy and technology business in the United States and globally, at the same time to explore many other green and renewable energy such as solar, wind power, sea power by signing licensing agreement or joint venture with other research institutes .

Results of Operations

For the three months ended March 31, 2017, we derived our revenues of $3,822,265 compared to $612,004 for the three months ended March 31, 2016, representing an increase of $3,210,261. Our sales came from the electronic products and general cargo trading and related consulting service to our customers operated by the Taiwan subsidiary.

Selling, general and administrative expenses consist of provision for doubtful debts, primarily of payroll, local taxes, investor relation expenses and professional fees. Selling, general and administrative expenses for the three months ended March 31, 2017 were $94,933, comparing to $36,747 for the last period.

Our business operates primarily in Taiwanese Dollars (“TWD”), but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from TWD to Dollars results in translation adjustments. While our net income is added to the retained earnings on our balance sheets; the translation adjustments are added to a line item on our balance sheets labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Taiwanese currencies than of the success of our business. During the three months ended March 31, 2017, the effect of converting our financial results to U.S. Dollars was to decrease $384 to our accumulated other comprehensive income.

Liquidity and Capital Resources

Our operations to date have been funded primarily by operations, due from related parties and capital contributions.

At March 31, 2017 and December 31, 2016, we had cash and cash equivalents of $153,221 and $254,432, respectively. Our cash at March 31, 2017 was decreased by $101,211 from December 31, 2016.

Our current assets at March 31, 2017 were $5,213,543, compared to $2,071,547 at December 31, 2016. This increase mainly reflects increase in accounts receivable and inventory and partially offset by decreases in cash, short-term investments.

Our current liabilities at March 31, 2017 were $1,549,589, compared to $ 1,424,331 at December 31, 2016. This increase mainly reflects a significant increase of account payable and long term debt and partially offset by decrease in borrowing and tax payable.

Statements of Cash Flows

Our cash decreased to $101,211 during the first three months of 2017, as compared to $62,078 during 2016. In the first three months of 2017, we used cash in the amount of $25,015 and $177,407 from investing activities and financing activities, we obtained cash the amounts of $175,376 in our operating activities.

In the first three months of 2016, we used cash in the amount of $25,324 and $58,897 from operating activities and financing activities, we obtained cash the amounts of $6,457 in our investing activities.

Net Cash provided by (Used in) Operating Activities

In the first three months of 2017, net cash obtained from operating activities of $175,376 comprised of the net income $3,089,527, increase of depreciation and amortization expense of $9,831, and the decrease in operating assets and liabilities $2,923,982.

In the first three months of 2016, net cash used in operating activities of $25,324 comprised of the net income $55,728, and the decrease in operating assets and liabilities $81,052.

Cash Provided by (Used in) Investing Activities

In the first three months of 2017, net cash used in investing activities of $25,015 related to decrease of $25,015 short-term investment.

In the first three months of 2016, net cash provided by investing activities of $6,457 comprised of the increase of $6,457 short-term investment.

Cash Provided by (Used in) Financing Activities

In the first three months of 2017, cash used in financing activities of $177,407 consisted of the repayment of borrowing $45,807 and the repayment of $131,600 advances from related party.

In the first three months of 2016, cash used in financing activities of $58,897 consisted of the repayment of borrowing $168,199 and the new increased long term debt of $109,302.

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

The Company markets and distributes electronic products and general cargo for automobile use and follows Section 605-45-45 (formerly EITF 99-19) (“ASC Section 605-45-45”) of the FASB Accounting Standards Codification for revenue recognition to report revenue gross as a principal for its sales since the Company (1) acts as principal in the transaction, (2) takes title to the products, (3) has risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and (4) does not act as an agent or broker (including performing services, in substance, as an agent or broker) with compensation on a commission or fee as is on its sales. The management of the Company determined that the Company should report revenue based on the gross amount billed to a customer when considering each of the following eight (8) indicators of gross revenue reporting listed in ASC Paragraph 605-45-45-4 through 605-45-45-14 as specified (1) The entity is the primary obligor in the arrangement — The Company signs a product sales agreement with its customer and represents in writing that the Company is responsible for fulfillment, including the acceptability of the product(s) or service(s) ordered or purchased by the customer; (2) The entity has general inventory risk (before customer order is placed or upon customer return); (3) The entity has latitude in establishing price — The Company has reasonable latitude, within economic constraints, to establish the exchange price with a customer for the product or service; (4) The entity changes the product or performs part of the service— The Company developed a method for blending the raw materials in its manufacturing process, through its proprietary technology, catalysts can be mixed with fuel and alcohols to become a finished product to be sold after pumping and piping; (5) The entity has discretion in supplier selection — The Company has multiple suppliers for the products ordered by a customer and discretion to select the supplier that will provide the product(s) or service(s) ordered by a customer; (6) The entity is involved in the determination of product or service specifications — The Company determines the nature, type, characteristics, or specifications of the product(s) or service(s) ordered by the customer; (7) The entity has physical loss inventory risk of purchased inventories after customer order; and (8) The entity has credit risk — The Company is responsible for collecting the sales price from its customer but must pay the amount owed to its supplier after the supplier performs, regardless of whether the sales price is fully collected.

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

Foreign Currency Translation

The Company follows Section 830-10-45 of the FASB Accounting Standards Codification (“Section 830-10-45”) for foreign currency translation to translate the financial statements of the foreign subsidiary from the functional currency, generally the local currency, into U.S. Dollars. Section 830-10-45 sets out the guidance relating to how a reporting entity determines the functional currency of a foreign entity (including of a foreign entity in a highly inflationary economy), remeasures the books of record (if necessary), and characterizes transaction gains and losses. the assets, liabilities, and operations of a foreign entity shall be measured using the functional currency of that entity. An entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment, or local currency, in which an entity primarily generates and expends cash.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of March 31, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending March 31, 2017. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Management is currently reviewing its staffing and systems in order to remedy the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of March 31, 2017. Additionally, the Registrant’s management has concluded that the Registrant has a material weakness associated with its U.S. GAAP expertise.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company was not a party to any legal proceeding or litigation as of March 31, 2017.

.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101

The following materials from AJ Greentech Holdings, Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2016 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Operations;, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. This Exhibit 101 is deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AJ GREENTECH HOLDINGS LTD.

Date: May 15, 2017	By: /s/ Chu Li An
Chu Li An
Chief Executive Officer

AJ GREENTECH HOLDINGS LTD.

Date: May 15, 2017	By: /s/ Chu Li An
Chu Li An
Chief Financial Officer