Form 10-Q
period 2017-06-30
Sino United Worldwide Consolidated Ltd.
filed 2017-08-08
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-53737

SINO UNITED WORLDWIDE CONSOLIDATED LTD.

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑

At June 30, 2017, there were 58,985,937 shares of the registrant's common stock issued and outstanding.

SINO UNITED WORLDWIDE CONSOLIDATED LTD.

FORM 10-Q

June 30, 2017

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
SIGNATURES

Sino United Worldwide Consolidated Ltd.

June 30, 2017 and 2016

Sino United Worldwide Consolidated Ltd.
Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	96,823	254,432
Accounts receivable, net	4,607,182	1,331,409
Inventories	5,329	81,058
Short-term investments	431,916	403,617
Prepaid value added taxes	15,469	351
Tax refund	—	—
Prepayments and other current assets	453,896	680
Total Current Assets	5,610,615	2,071,547
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	9,435	9,435
Accumulated depreciation	(1,219)	(545)
PROPERTY, PLANT AND EQUIPMENT, net	8,216	8,890
Intangible Assets, net	123,967	146,142
OTHER ASSETS	15,453	14,412
Total Assets	5,758,251	2,240,991
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term loan	502,914	427,168
Accounts payable	1,430,329	584,605
Advances from customers	—	132,000
Advances from related parties	135,261	268,141
Taxes payable	16,806	3,417
Accrued expenses and other current liabilities	—	9.000
Total Current Liabilities	2,085,310	1,424,331
LONG TERM DEBT	429,189	433,457
Total Liabilities	2,514,499	1,857,788
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock ($0.001 par value; 394,500,000 shares authorized; 58,985,937 shares issued and outstanding at June 30, 2017 and December 31, 2016).	58,986	58,986
Additional paid-in capital	593,947	593,947
Retained earnings (Deficit)	2,040,887	(960,234)
Foreign currency translation gain (loss)	549,932	690,504
Total Stockholders' Equity	3,243,752	383,203
Total Liabilities and Stockholders' Equity	5,758,251	2,240,991

See accompanying notes to the consolidated financial statements.

Sino United Worldwide Consolidated Ltd.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	The Three Months ended June 30, 2017	The Three Months ended June 30, 2016	The Six Months ended June 30, 2017	The Six Months ended June 30, 2016
NET REVENUES	1,221,013	490,119	5,043,278	1,102,123
COST OF REVENUES	1,160,265	394,869	1,791,038	906,784
GROSS PROFIT	60,748	95,250	3,252,240	195,339
OPERATING EXPENSES:
Selling and general and administrative expenses	115,691	141,919	235,609	178,666
Total operating expenses	115,691	141,919	235,609	178,666
Operating Income or Loss	(54,943)	(46,669)	3,016,631	16,673
Income from interest	70	45	92	45
Interest Expense	(8,255)	(7,900)	(15,309)	(15,514)
Other income (expense)	—	—	(294)	—
INCOME (LOSS) BEFORE INCOME TAXES	(63,128)	(54,524)	3,001,120	1,204
INCOME TAX EXPENSE	—	—	—	—
NET INCOME (LOSS)	(63,128)	(54,524)	3,001,120	1,204
OTHER COMPREHENSIVE INCOME	—	—	—	—
Foreign currency translation gain (loss)	(66,407)	1,275	(140,572)	14,524
COMPREHENSIVE INCOME	(129,535)	(53,249)	2,860,548	15,728
NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:
Net income (loss) per common share - basic and diluted	0.00	0.00	0.05	0.00
Weighted Average Common Shares Outstanding - basic and diluted	58,985,937	58,464,274	58,985,937	58,453,722

See accompanying notes to the consolidated financial statements.

Sino United Worldwide Consolidated Ltd.
Consolidated Statements of Cash Flows
(Unaudited)
	The six	The six
	months ended	months ended
	June 30, 2017	June 30, 2016
Operating Activities, Cash Flows Provided By or (Used In)
Net Income	3,001,120	1,204
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	674	—
Amortization	22,175	—
Changes In operating assets and liabilities:
Accounts Receivables	(3,275,773)	(253,815)
Inventories	75,729	—
Prepayments Other Current Assets	(453,216)	(19,936)
Prepaid VAT	(15,118)	—
Accrued Expenses and Other Current Liabilities	(9,000)	(54,652)
Accounts Payables	845,724	217,093
Tax Payables	13,389	(22,005)
Other Assets	(1,041)	—
Advances	(132,000)	14,636
Total Cash Flows From Operating Activities	72,663	(117,475)

Investing Activities, Cash Flows Provided By or (Used In)
Short term investment	(28,299)	22,197
Total Cash Flows From Investing Activities	(28,299)	22,197

Financing Activities, Cash Flows Provided By or (Used In)
Issuance of common stock	—	143,000
Advances from (repayment made to) related parties	(132,880)	—
Capital contribution	—	100
Long term debt increase (repayment)	(4,268)	51,121
Short term debt increase (repayment)	75,746	(191,220)
Total Cash Flows From Financing Activities	(61,402)	3,001

Effect Of Exchange Rate Changes	(140,572)	14,409
Change In Cash and Cash Equivalents	(157,610)	(77,868)
Cash at beginning of the period	254,432	291,832
Cash at end of the period	96,823	213,964

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	15,309	15,514
Income tax paid	—	—

See accompanying notes to the consolidated financial statements.

Sino United Worldwide Consolidated Ltd.

June 30, 2017 and 2016

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Basis of presentation

Organization

Sino United Worldwide Consolidated Ltd. is a Nevada corporation incorporated on August 30, 2006, under the name Gateway Certifications, Inc. On November 16, 2009, our corporate name was changed to American Jianye Greentech Holdings, Ltd., and on February 13, 2014, our corporate name was changed to AJ Greentech Holdings, Ltd., and on July 12, 2017, our corporate name was further changed to Sino United Worldwide Consolidated Ltd.

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

On October 31, 2013, Chu Li An acquired, for nominal consideration, 8,000,000 shares of common stock from the director who acquired the subsidiaries and 12,778,399 shares of common stock from The Chairman, who was also a director. On November 1, 2013, Chu Li An and the Company entered into a loan agreement pursuant to which the Chu Li An agreed to lend us $100,000 initially with future loan amount up to $1,000,000, for which we will issue our 6% demand promissory note in the principal amount of $100,000. As of June 30, 2017, the note has not been issued.

On November 18, 2013, we entered into agreement pursuant to which we issued to Chu Li An and her BVI company, our sole director and chief executive officer, 180,000,000 shares of common stock, in consideration of the cancellation of debt due to Chu Li An in the amount of $180,000.

On November 30, 2013, the Company entered into an agreement to acquire all of the issued and outstanding stock of Jin Chih International, Ltd., a Taiwan corporation, from its sole owner Chu Li An for five million shares of the Company’s common stock. As of June 30, 2017, the stock has not been issued.

As a result of the above transactions, we carry out the electronic products and general cargo trading and related consulting service business through our subsidiary named Jin Chih International, Ltd in Taiwan. We still plan to focus on providing greentech products outside of China in future. Even though the company has disposed China branches, the company's new management will continue to expand the current green energy and technology business in the United States and globally, at the same time to explore many other green and renewable energy such as solar, wind power, sea power by signing licensing agreement or joint venture with other research institutes ..

Basis of presentation

The accompanying consolidated financial statements of Sino United Worldwide Consolidated Ltd. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

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

Average Rate for the three months ended on:	June 30, 2017	June 30, 2016
Taiwan dollar (TWD)	1	1
United States dollar ($)	0.03322	0.0308

Exchange Rate at	June 30, 2017	June 30, 2016
Taiwan dollar (TWD)	1	1
United States dollar ($)	0.03304	0.0310

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

Note 4 – Accounts Receivable

Accounts receivable at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017 (Unaudited)	December 31, 2016 (Audited)
Accounts receivable	$4,694,772	$1,418,999
Allowance for doubtful accounts	87,590	87,590
Total:	$4,607,182	$1,331,409

Note 5 – Intangible Assets

On January 1, 2016, the Company purchased the DMS Technology from Xinyahang Gufen Youxian Gongsi, Taiwan, (“Xinyahang”) for $128,176 and 500,000 shares of Common Stock of AJGH (OTCQB). Also on January 10, 2016, the Company entered into two-year agreement with Xinyahang to provide design service for the DMS System. The design price was $50,172.

Intangible Assets, stated at cost, less accumulated amortization, at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017 (Unaudited)	December 31, 2016 (Audited)
Intangible Assets	$178,348	$178,348
Total:	$178,348	$178,348
Less: Amortization	(54,381)	(32,206)
Total:	$123,967	$146,142

For the six months ended June 30, 2017 and 2016, the Company recorded amortization expense of $12,203 and $0 respectively.

Note 6 – Property, Plant and Equipment

Property, plant and equipment, stated at cost, less accumulated depreciation at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017 (Unaudited)	December 31, 2016 (Audited)
Office equipments	9,435	9,435
Less: Accumulated depreciation	1,219	545
Total:	$8,216	$8,890

For the six months ended June 30, 2017 and 2016, the Company recorded depreciation expense of $674 and $545 respectively.

Note 7 – Prepayments and other current assets

	June 30, 2017 (Unaudited)	December 31, 2016 (Audited)
Advance on purchase	$—	$—
Prepayments	453,896	680
Total:	$453,896	$680

On June 1, 2017, the Company entered a Mechanical, Electrical, Pipeline Construction Agreement with Yadi Tienzi Gufen YouXian Gongshi. This amount of $453,896 represented the fulfillment of materials and supplies for the construction of the multi-function hall of National Taiwan University of Arts.

Note 8 – Borrowing

	June 30, 2017	Term	Int. Rate/Year
	(Unaudited)
Cathay United Bank	43,092	Jan 18, 2017 to Dec 18, 2017.	5.28%
Long term debt: amount payable within 1 year
First Commercial Bank Ltd.	41,996	Repaid before June 30, 2018.	5.07%
Taiwan Business Bank Ltd.	53,152	Repaid before June 30, 2018.	3.50%
Bank of Panshin	88,612	Repaid before June 30, 2018.	3.60%
Sunny Bank Ltd.	276,063	Repaid before June 30, 2018.	3.49%
Total:	$502,915

	December 31, 2016	Term	Int. Rate/Year
	(Audited)
Cathay United Bank	59,791	Dec 18,2016 to Dec 18, 2017.	5.28%
Long term debt: amount payable within 1 year
First Commercial Bank Ltd.	45,047	Dec 30,2016 to Dec 30, 2017.	5.07%
Taiwan Business Bank Ltd.	56,260	Dec 25,2016 to Dec 24, 2017.	3.60%
Bank of Panshin	45,829	Dec 10,2016 to Dec 10, 2017.	3.67%
Sunny Bank Ltd.	220,241	Dec 21,2016 to Dec 21, 2017.	3.49%
Total	$427,168

The long term debt should be repaid as equal principal by month. The long term debt -the term less than 1 year represented the amount should be repaid within 1 year.

NOTE 9 – RELATED PARTY TRANSACTIONS

The total amount advance from related parties consisted of the advance from shareholders for the investment, working capital and the expense. The balance was $135,261 and $268,141 as of June 30, 2017 and December 31, 2016, respectively.

NOTE 10 – LONG TERM DEBT

	June 30, 2017 (Unaudited)	Term	Int. Rate/Year
Taiwan Business Bank Ltd.	119,592	Sept 25, 2015 to Sept 25, 2020.	3.63%
Bank of Panshin	169,840	June 10, 2015 to June 10, 2018.	3.75%
Sunny Bank Ltd.	34,768	Jan 21, 2015 to August 5, 2019.	3.49%
First Commercial Bank Ltd.	104,989	Jan 30, 2016 to Jan 30, 2021.	5.09%
Total	$429,189

	December 31, 2016 (Audited)	Term	Int. Rate/Year
Taiwan Business Bank Ltd.	129,620	Sept 25, 2015 to Sept 25, 2020.	3.63%
Sunny Bank Ltd.	8,507	Jan 21, 2015 to August 5, 2019.	3.49%
Bank of Panshin	21,107	June 10, 2015 to June 10, 2018.	3.75%
Sunny Bank Ltd.	164,023	Jan 21, 2015 to August 5, 2019.	3.49%
First Commercial Bank Ltd.	110,200	Jan 30, 2016 to Jan 30, 2021.	5.09%
Total	$433,457

NOTE 11 – TAXES PAYABLE

	June 30, 2017 (Unaudited)	December 31, 2016 (Audited)
Income tax payable	$16,806	$3,204
Value added tax payable	—	213
Total:	$16,806	$3,417

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

In accordance with the relevant tax laws in the Taiwan, the Company statutory rate were 17% and 17% for the quarter ended June 30, 2017 and year ended December 31, 2016, respectively.

The components of the income tax (benefit) expense are as follows:

	The six months ended June 30, 2017	The year ended December 31, 2016
Current provision	$—	$—
Deferred provision (benefit)	—	—
Total:	$—	$—

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

On May 10, 2016, the Company issued 3,333 shares to director Chu Li An, in exchange for cancellation of debt.

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

The Company’s capitalization is 394,500,000 common shares with a par value of $0.001 per share. There are a total of 58,985,937 common shares issued and outstanding at June 30, 2017 and December 31, 2016. No preferred shares have been authorized or issued.

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

As of June 30, 2017, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

NOTE 15 - COMMITMENT AND CONTINGENCIES

The Company had bank loans. Based on the contract agreement, the future minimum repayments required for the coming years are as follows:

Periods ending June 30, 2017
2018	502,914
2019	218,528
2020	176,375
2021	34,286
Total:	$932,103

The Company did not have other significant capital commitments or significant guarantees as of June 30, 2017, respectively.

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

Effective July 17, 2017, the Board of Directors (the “Board”) of the Company appointed Mr. Ong Tee Keat as Chairman of the Board of Directors.

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

On November 30, 2013, the company entered into an agreement to acquire all of the issued and outstanding stock of Jin Chih International, Ltd., a Taiwan corporation, from its sole owner Chu Li An for five million shares of the Company’s common stock. As of June 30, 2017, the stock has not been issued.

As a result of the above transactions, we carry out the electronic products and general cargo trading and related consulting service business through our subsidiary named Jin Chih International, Ltd in Taiwan. We still plan to focus on providing greentech products outside of China in future. Even though the company has disposed China branches, the company's new management will continue to expand the current green energy and technology business in the United States and globally, at the same time to explore many other green and renewable energy such as solar, wind power, sea power by signing licensing agreement or joint venture with other research institutes ..

Results of Operations

For the three and six months ended June 30, 2017, we derived our revenues of $1,221,031 and $5,043,278 compared to $490,119 and $1,102,123 for the three and six months ended June 30, 2016, representing an increase of $730,894 and $4,156,336. Our sales came from the electronic products and general cargo trading and related consulting service to our customers operated by the Taiwan subsidiary. On January 5, 2017, the company entered into license and distribution agreement with Wealthy Link Technology Corp. for the sale of its licensed product for total of 50,000 units adopting the B2C and B2B business models, resulting to sales revenues of $3,500,000.

Selling, general and administrative expenses consist of provision for doubtful debts, primarily of payroll, local taxes, investor relation expenses and professional fees. Selling, general and administrative expenses for the three and six months ended June 30, 2017 were $115,691 and $235,609 comparing to $141,919 and $178,666 for the last period.

Our business operates primarily in Taiwanese Dollars (“TWD”), but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from TWD to Dollars results in translation adjustments. While our net income is added to the retained earnings on our balance sheets; the translation adjustments are added to a line item on our balance sheets labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Taiwanese currencies than of the success of our business. During the six months June 30, 2017, the effect of converting our financial results to U.S. Dollars was to decrease US$140,572 to our accumulated other comprehensive income.

Liquidity and Capital Resources

Our operations to date have been funded primarily by operations, due from related parties and capital contributions. At June 30, 2017 and December 31, 2016, we had cash and cash equivalents of $96,823 and $254,432, respectively. Our cash at June 30, 2017 was decreased by $157,609 from December 31, 2016.

Our current assets at June 30, 2017 were $5,610,615, compared to $2,071,547 at December 31, 2016. This increase mainly reflects increase in accounts receivable, short term investments, prepayments and other assets, and partially offset by decreases in cash and inventory.

Our current liabilities at June 30, 2017 were $2,085,310, compared to $ 1,424,331 at December 31, 2016. This increase mainly reflects a significant increase of account payable, borrowing and partially offset by decrease in tax payable and advances from related parties.

Statements of Cash Flows

Our cash decreased $157,609 during the first half year of 2017, as compared to $77,868 during 2016. In the half year of 2017, we used cash in the amount of $28,299 and $61,402 from investing activities and financing activities, we obtained cash the amounts of $72,663 from our operating activities.

In the first half year of 2016, we used cash the amounts of $117,475 in operating activities, we obtained cash the amounts of $22,197 and $3,001 from our investing activities and financing activities.

Net Cash provided by (Used in) Operating Activities

In the first half year of 2017, net cash provided by operating activities increase of $72,663, and was mainly comprised of the increase $3,001,120 net income, the increase of depreciation and amortization to $22,849, and the decrease to $2,951,306 from changes in operating assets and liabilities.

In the first half year of 2016, net cash used in operating activities of $117,475 comprised of the net income $1,204, and the decrease in operating assets and liabilities $118,679.

Cash Provided by (Used in) Investing Activities

In the half year of 2017, net cash used in investing activities comprised of the increase of $28,299 short-term investment.

In the first six months of 2016, net cash provided by investing activities of $22,197 comprised of sale proceeds of short-term investment

Cash Provided by (Used in) Financing Activities

In the first half year of 2017, cash used in financing activities of $61,402 consisted of the repayment to related parties $132,880, increase of borrowing $75,746 and the repayment of long term debt of $4,268.

In the first six months of 2016, net cash provided by financing activities of $3,001 consisted of the issuance of common stock $143,000, the capital contribution $100, the increased long term debt $51,121, and repayment of borrowing $191,220 .

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of June 30, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending June 30, 2017. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Management is currently reviewing its staffing and systems in order to remedy the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of June 30, 2017. Additionally, the Registrant’s management has concluded that the Registrant has a material weakness associated with its U.S. GAAP expertise.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company was not a party to any legal proceeding or litigation as of June 30, 2017.

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
101

The following materials from Sino United Worldwide Consolidated Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2017 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Operations;, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. This Exhibit 101 is deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO UNITED WORLDWIDE CONSOLIDATED LTD.

Date: August 8, 2017	By: /s/ Chu Li An
Chu Li An
Chief Executive Officer

SINO UNITED WORLDWIDE CONSOLIDATED LTD.

Date: August 8, 2017	By: /s/ Chu Li An
Chu Li An
Chief Financial Officer