Form 10-Q/A
period 2017-03-31
Sino United Worldwide Consolidated Ltd.
filed 2018-06-28
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q/A

(Amendment #1)

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

At March 31, 2017, there were 58,985,937 shares of the registrant's common stock issued and outstanding.

EXPLANATORY NOTE

Sino United Worldwide Consolidated Ltd., formerly known as AJ Greentech Holdings Ltd., is filing this Amendment No. 1 on Form 10-Q/A for the period ended March 31, 2017, to amend and restate financial statements and other financial information on the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on May 16, 2017 (the “Original Filing”).

The purpose of this Amendment No. 1 on Form 10-Q/A is to amend the financial statements of the Company’s operating subsidiary that was not originally accounted for correctly in the initial filing of form 10Q.  For convenience and ease of reference, the Company is filing this Form 10-Q/A in its entirety with all applicable changes and unless otherwise stated, all information contained in this amendment is as of May 16, 2017, the filing date of the Original Filing. Except as stated herein, this Form 10-Q/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the original Form 10-Q that may have been affected by events or transactions occurring subsequent to such filing date.

AJ GREENTECH HOLDINGS, LTD.

FORM 10-Q

March 31, 2017

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Control and Procedures	20

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures.	22
Item 5.	Other Information.	22
Item 6.	Exhibits	22
SIGNATURES		23

AJ Greentech Holdings, Ltd.

AJ Greentech Holdings, Ltd.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS	(Restated)
Current Assets
Cash	$87,108	$254,432
Short-term investments	428,631	403,617
Accounts receivable, net	1,146,995	1,331,409
Inventories	86,081	81,058
Other current assets	12,628	1,031
Total Current Assets	1,761,443	2,071,547

Property, plant and equipment, net	10,192	8,890
Intangible Assets, net	135,777	146,142
Other assets	15,305	14,412
Total Assets	$1,922,717	$2,240,991

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term loan	$388,922	$427,168
Accounts payable	358,342	584,605
Advances from customers	—	132,000
Due to related parties	111,042	268,141
Taxes payable	48,135	3,417
Accrued expenses and other current liabilities	14,188	9,000
Total Current Liabilities	920,629	1,424,331

Long term debt	425,895	433,457
Total Liabilities	1,346,524	1,857,788

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity
Common stock, $0.001 par value, 394,500,000 shares authorized; 58,985,937 and 58,985,937 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	58,986	58,986
Additional paid-in capital	593,947	593,947
Accumulated deficit	(806,145)	(960,234)
Accumulated other comprehensive income	729,405	690,504
Total Stockholders' Equity	576,193	383,203
Total Liabilities and Stockholders’ Equity	$1,922,717	$2,240,991

The accompanying notes are an integral part of these consolidated financial statements.

AJ Greentech Holdings, Ltd.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended
	March 31,
	2017 (Restated)	2016
Revenue	$834,487	$612,004
Cost of revenue	540,203	511,915
Gross profit	294,284	100,089

Operating expenses
General and administrative	98,298	36,747
Total operating expenses	98,298	36,747

Income from operations	195,986	63,342

Other income (expense):
Interest income (expense), net	(6,879)	(7,614)
Total other income (expense)	(6,879)	(7,614)

Income before income tax	189,107	55,728
Income tax provision	35,018	—
Net income	154,089	55,728

Other comprehensive income (loss)
Foreign currency translation adjustment	38,901	15,799
Comprehensive income	$192,990	$71,527

Earnings per share - Basic and Diluted	$0.00	$0.00
Weighted average shares outstanding - Basic and Diluted	58,985,937	58,443,054

The accompanying notes are an integral part of these consolidated financial statements.

AJ Greentech Holdings, Ltd.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2017 (Restated)	2016
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$154,089	$55,728
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,387	—
Change in operating assets and liabilities:
Accounts receivable	261,079	(580,029)
Inventories	—	(50,776)
Other current assets	(11,279)	11
Accounts payable	(256,741)	569,174
Advances from customers	(132,000)	—
Taxes payable	43,531	(21,219)
Accrued expenses and other current liabilities	5,188	1,787
Net cash provided by (used in) operating activities	77,254	(25,324)

CASH FLOW FROM INVESTING ACTIVITIES
Short term investment	—	6,457
Acquisition of office equipment	(1,253)	—
Net cash provided by (used in) investing activities	(1,253)	6,457

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from bank loans	—	109,302
Repayment of bank loans	(96,972)	(168,199)
Repayment of related party loan	(157,875)	—
Net cash used in financing activities	(254,847)	(58,897)

Effect of exchange rate changes on cash	11,522	15,686
DECREASE IN CASH	(167,324)	(62,078)
Cash - beginning of period	254,432	291,832
Cash - ending of period	$87,108	$229,754

Supplement disclosure information
Cash paid for interest	$8,156	$7,614
Cash paid for income taxes	$2,698	$—

The accompanying notes are an integral part of these consolidated financial statements.

AJ Greentech Holdings, Ltd.

March 31, 2017

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Basis of Presentation

AJ Greentech Holdings Ltd. is a Nevada corporation incorporated on August 30, 2006, under the name Gateway Certifications, Inc. On November 16, 2009, our corporate name was changed to American Jianye Greentech Holdings,Ltd. and on February 13, 2014, our corporate name was changed to AJ Greentech Holdings,Ltd.

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

On October 31, 2013, Chu Li An acquired, for nominal consideration, 8,000,000 shares of common stock from the director who acquired the subsidiaries and12,778,399 shares of common stock from The Chairman, who was also a director. On November 1, 2013, Chu Li An and the Company entered into a loan agreement pursuant to which the Chu Li An agreed to lend us $100,000 initially with future loan amount up to $1,000,000, for which we will issue our 6% demand promissory note in the principal amount of $100,000. As of March 31, 2017, the note has not been issued.

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

Basis of presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2017 and the results of operations and cash flows for the periods ended March 31, 2017 and 2016. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2017. The balance sheet on December 31, 2016 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2016 as included in our Annual Report on Form 10-K.

Certain amounts have been reclassified to conform to current year presentation.

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

Inventories

The Company values inventories, consisting of raw materials, packaging material and finished goods, at the lower of cost or net realizable value. Cost is determined on the first-in and first-out (“FIFO”) method for raw materials and packaging materials and the weighted average cost method for finished goods. The Company reduces inventories for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated net realizable value. Factors utilized in the determination of estimated net realizable value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv)new product introductions, (v) product expiration dates, and (vi) component and packaging obsolescence.

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

Translation Adjustment

The Company’s financial statements are presented in the U.S. dollar ($), which is the Company’s reporting and functional currency. The functional currency of the Company’s subsidiaries is TWD. Transactions in foreign currencies are initially recorded at the functional currency rate prevailing at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of comprehensive income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange prevailing at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of comprehensive income.

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

Average Rate for the three months ended on:	March 31, 2017	March 31, 2016
Taiwan dollar (TWD)	1	1
United States dollar ($)	0.0322	0.0302

Exchange Rate at	March 31, 2017	March 31, 2016
Taiwan dollar (TWD)	1	1
United States dollar ($)	0.0329	0.0310

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

Note 3 – Going Concern

The Company has limited cash and accumulated deficit as of March 31, 2017. In addition, the Company did not generate income and cash from its operation for the years ended December 31, 2016, 2015 and 2014. There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s working capital requirements. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company plans to rely on the advances and loans from related parties, the proceeds from funds generated from private placements, public offering and/or bank financing to support the Company’s working capital requirements. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not be able continue its operations.

 Note 4 – Accounts Receivable

Accounts receivable at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
	(Restated)
Accounts receivable	$1,240,014	$1,418,999
Allowance for doubtful accounts	93,019	87,590
Total:	$1,146,995	$1,331,409

In January 2017, the company has entered into a license and distribution agreement with Wealthy Link Technology Corporation, where the latter shall obtain license under the company’s software and related services for the purposes of re-selling and distribution. As of March 31, 2017, the accounts receivable balance from Wealthy Link Technology Corporation was $0.

Note 5 – Intangible Assets

On January 1, 2016, the Company purchased the DMS technology from Xinyahang Gufen Youxian Gongsi(“Xinyahang”) for $128,176 and 500,000 shares of common stock of AJGH (OTCQB). Also on October 1, 2016, the Company entered into two year agreement with Xinyahang to provide design service for the DMS system. The design price was approximately $53,000 (TWD 1,619,047).

Intangible assets, stated at cost, less accumulated amortization at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
	(Restated)
Intangible assets	$181,443	$178,348
Less: Accumulated amortization	(45,666)	(32,206)
Total	$135,777	$146,142

For the three months ended March 31, 2017 and 2016, the Company recorded amortization expense of $12,921 and $0, respectively.

Note 6 – Property, Plant and Equipment

Property, plant and equipment, stated at cost, less accumulated depreciation at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
	(Restated)
Office equipment	$11,300	$9,435
Less: Accumulated depreciation	1,108	545
Total:	$10,192	$8,890

For the three months ended March 31, 2017 and 2016, the Company recorded depreciation expense of $466 and $0, respectively.

Note 7 – Other Current Assets

	March 31, 2017	December 31, 2016
	(Restated)
Prepayments	$12,628	$1,031
	$12,628	$1,031

Note 8 – Borrowing

	March 31, 2017	Term	Int. Rate/Year
Cathy United Bank	$52,640	Mar. 19, 2017 to Nov. 18, 2017	3.11%
Long term debt: amount payable within 1 year
First Commercial Bank Ltd.	36,580	Mar. 31, 2017 to Mar. 30, 2018	5.07%
Taiwan Business Bank Ltd.	52,640	Mar. 26, 2017 to Mar. 25, 2018	3.60%
Bank of Panshin	46,332	Mar. 11, 2017 to Mar. 10, 2018	3.67%
Sunny Bank Ltd.	95,020	Mar. 22, 2017 to Jan. 21, 2018	3.49%
Sunny Bank Ltd.	105,711	Mar. 6, 2017 to Mar. 5, 2018	3.49%
Total	$388,923

	December 31, 2016	Term	Int. Rate/Year
Cathy United Bank	$59,791	Dec. 19, 2016 to Nov. 18, 2017	3.11%
Long term debt: amount payable within 1 year
First Commercial Bank Ltd.	45,047	Dec. 31, 2016 to Dec. 30, 2017	5.07%
Taiwan Business Bank Ltd.	56,260	Dec. 26, 2016 to Dec. 25, 2017	3.60%
Bank of Panshin	45,829	Dec. 11, 2016 to Dec. 10, 2017	3.67%
Sunny Bank Ltd.	107,309	Dec. 22, 2016 to Dec. 21, 2017	3.49%
Sunny Bank Ltd.	112,932	Dec. 6, 2016 to Dec. 5, 2017	3.49%
Total	$427,168

The long term debt should be repaid as equal principal by month. The long term debt -the term less than 1 year represented the amount should be repaid within 1 year.

Note 9 – Related Party Transactions

The total amount advance from related parties consisted of the advance from shareholders for the investment, working capital and the expense. The balance was $111,042 (Restated) and $268,141 as of March 31, 2017 and December 31, 2016, respectively.

Note 10 – Long Term Debt

	March 31, 2017	Term	Int. Rate/ Year
Taiwan Business Bank Ltd.	$131,600	Mar. 26, 2018 to Sept 25, 2020.	3.60%
Bank of Panshin	13,168	Mar. 11, 2018 to June 10, 2018.	3.67%
Sunny Bank Ltd.	161,983	Mar. 6, 2018 to Aug. 5, 2019.	3.49%
First Commercial Bank Ltd.	119,144	Mar. 31, 2018 to Jan. 30, 2021.	5.07%
Total	$425,895

	December 31, 2016	Term	Int. Rate/ Year
Taiwan Business Bank Ltd.	$129,620	Dec. 26, 2017 to Sept. 25, 2020.	3.60%
Sunny Bank Ltd.	8,507	Dec. 22, 2017 to Jan. 21, 2018.	3.49%
Bank of Panshin	21,107	Dec. 11, 2017 to June 10, 2018.	3.67%
Sunny Bank Ltd.	164,023	Dec. 6, 2017 to Aug. 5, 2019.	3.49%
First Commercial Bank Ltd.	110,200	Dec. 31, 2017 to Jan. 30, 2021.	5.07%
Total	$433,457

Note 11 – Taxes Payable

	March 31, 2017	December 31, 2016
	(Restated)
Income tax payable	$38,561	$3,204
Value added tax payable	9,574	213
Total:	$48,135	$3,417

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

In accordance with the relevant tax laws in the Taiwan, the Company statutory rate were 17% and 17% for the quarters ended March 31, 2017 and 2016, respectively.

The components of the income tax expense are as follows:

	The three months ended March 31, 2017 (Restated)	The three months ended March 31, 2016
Current provision	$35,018	$—
Deferred provision	—	—
Total:	$35,018	$—

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

Note 15 – Commitment and Contingencies

The Company had bank loans. Based on the contract agreement, the future minimum repayments required for the coming years are as follows:

Periods ending March 31:
2018	$388,922
2019	$208,098
2020	$145,492
2021	$72,305
Total	$814,817

The Company did not have other significant capital commitments or significant guarantees as of March 31, 2017.

Note 16 – Subsequent Events

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

The Company has evaluated the existence of significant events subsequent to the balance sheet date through the date the financial statements were issued and has determined that there were no other subsequent events or transactions which would require recognition or disclosure in the financial statements.

NOTE 17 – Restatement

The management of the Company has concluded that the consolidated financial statements as of and for the quarter ended March 31, 2017 should be restated.  The conclusion was reached by management because they determined that certain revenues were not recognized correctly and certain transactions occurred during the month ended March 31, 2017 were omitted.

In January 2017, the Company entered into a license and distribution agreement with Wealthy Link Technology Corporation (“Wealthy Link”) to authorize Wealthy Link to distribute and license the Company’s products. In the three months ended March 31, 2017, the Company recorded revenue of $3.5 million as per invoices issued, not services performed.

The following table summarize the effect of the restatement on items in the consolidated financial statements as of and for the three months ended March 31, 2017:

	Three Moths Ended March 31, 2017
	As Previously Reported	Adjustments	As Restated
Consolidated Balance Sheet amounts
Cash	$153,221	$(66,113)	$87,108
Accounts receivable, net	3,904,854	(2,757,859)	1,146,995
Inventories	697,108	(611,027)	86,081
Other current assets	29,729	(17,101)	12,628
Property, plant and equipment, net	8,553	1,639	10,192
Intangible Assets, net	136,648	(871)	135,777
Accounts payable	1,004,627	(646,285)	358,342
Due to related parties	136,541	(25,499)	111,042
Taxes payable	10,499	37,636	48,135
Accrued expenses and other current liabilities	9,000	5,188	14,188
Accumulated deficit	2,129,293	(2,935,438)	(806,145)
Accumulated other comprehensive income	616,339	113,066	729,405

Consolidated Statements of Comprehensive Income amounts
Revenue	3,822,265	(2,987,778)	834,487
Cost of revenue	630,773	(90,570)	540,203
Gross profit	3,191,492	(2,897,208)	294,284
Total operating expenses	94,933	3,365	98,298
Total other income (expense)	7,032	(13,911)	(6,879)
Income before income tax	3,089,527	(2,900,420)	189,107
Income tax provision	—	35,018	35,018
Net income	3,089,527	(2,935,438)	154,089
Comprehensive income	3,015,362	(2,822,372)	192,990

Consolidated Statements of Cash flows amounts
Net cash provided by (used in) operating activities	175,376	(98,122)	77,254
Net cash provided by (used in) investing activities	(25,015)	23,762	(1,253)
Net cash used in financing activities	(177,407)	(77,440)	(254,847)
Effect of exchange rate changes on cash	(74,165)	85,687	11,522
Net change in cash	(101,211)	(66,113)	(167,324)

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

Results of Operations

Three Months Ended March 31, 2017 and 2016

Revenue

For the three months ended March 31, 2017, we recognized revenues of $834,487 compared to $612,004 for the three months ended March 31, 2016, representing an increase of $222,483. Our sales of $502,487 came from the electronic products and general cargo trading business operated by the Taiwan subsidiary.

On January 5, 2017, the Company entered into license and distribution agreement with Wealthy Link Technology Corp. for the sale of its licensed product adopting the B2C and B2B business models, resulting to sales revenues of $332,000 for the three months ended March 31, 2017.

Cost of revenue and gross profit

The Company recorded cost of revenue of $540,203 and $511,915 for the three months ended March 31, 2017 and 2016, respectively. The Company had a gross profit of $294,284 and $100,089 for the three months ended March 31, 2017 and 2016.

Selling, general and administrative expenses

Selling, general and administrative expenses primarily consist of provision for doubtful debts, payroll, local taxes, investor relation expenses and professional fees. Selling, general and administrative expenses for the three months ended March 31, 2017 were $98,298, comparing to $36,747 for three months ended March 31, 2016.

Income tax expense

We are subject to U.S. federal income tax, and our subsidiary incorporated in the Taiwan is subject to enterprise income taxes in the Taiwan. The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has experienced operating losses for U.S. federal income tax purposes since inception. Taxation on profits earned in the Taiwan has been calculated on the estimated assessable profits for the periods at the rates of 17% in the Taiwan after taking into account the benefits from any special tax credits or “tax holidays” allowed in the county of operation.

For the three months ended March 31, 2017 and 2016, the Company recorded income tax provision of $35,018 and $0, respectively.

Net income

As a result of the forgoing, the Company generated net income of $154,089 and $55,728 for the three months ended March 31, 2017 and 2016

Foreign currency translation adjustment

The functional currency of our subsidiaries operating in the Taiwan is the Taiwan Dollars (“TWD”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of comprehensive income. As a result of these translations, which are a non-cash adjustment, we reported foreign currency translation gain of $38,901 and $15,799 for the three months ended March 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

We have funded our operations to date primarily through the operations and related party loan, bank loan and capital contributions. The Company has limited cash and accumulated deficit as of March 31, 2017. In addition, the Company did not generate income and cash from its operation for the years ended December 31, 2016, 2015 and 2014. There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s working capital requirements. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company plans to rely on the advances and loans from related parties, the proceeds from funds generated from private placements, public offering and/or bank financing to support the Company’s working capital requirements. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not be able continue its operations.

As of March 31, 2017, we had a working capital of $840,814. Our current assets on March 31, 2017 were $1,761,443 primarily consisting of cash of $87,108, short-term investments of $428,631 and account receivable of $1,146,995. Our current liabilities were primarily composed of short-term loan of $388,922, accounts payable of $358,342 and due to related parties of $111,042.

Cash Flow from Operating Activities

Net cash provided by operating activities was $77,254 during the three months ended March 31, 2017, which consisted of our net income of $154,089, depreciation and amortization of $13,387, a change of accounts receivable of $261,079, a change of other current assets of $11,279, a change of accounts payable of $256,741, a change of advances from customers of $132,000, a change of taxes payable of $43,531 and a change of accrued expenses and other current liabilities of $5,188.

Net cash used in operating activities was $25,324 during the three months ended March 31, 2016, which primarily consisted of our net income of $55,728, a change of accounts receivable of $580,029, a change of inventories of $50,776 and a change of accounts payable of $569,174.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $1,253 for the three months ended March 31, 2017, which was primarily related to cash paid for acquisition of office equipment.

Net cash provided by investing activities totaled $6,457 for the three months ended March 31, 2016, which was primarily related to proceeds received from short-term investment.

Cash Flow from Financing Activities

Net cash used in financing activities was $254,847 during the three months ended March 31, 2017, which primarily consisted of repayment of bank loans of $96,972 and repayment of related party loan of $157,875.

Net cash used in financing activities was $58,897 during the three months ended March 31, 2016, which primarily consisted of proceeds from bank loans of $109,302 offset by repayment of bank loans of $168,199.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation

We do not believe our business and operations have been materially affected by inflation

Critical Accounting Policies and Estimates

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

Item 4. Mine Safety Disclosures.

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

AJ GREENTECH HOLDINGS LTD.

Date: June 28, 2018	By: /s/ Yanru Zhou
Yanru Zhou
Chief Executive Officer

AJ GREENTECH HOLDINGS LTD.

Date: June 28, 2018	By: /s/ Yanru Zhou
Yanru Zhou
Chief Financial Officer

