Form 10-Q/A
period 2017-06-30
Sino United Worldwide Consolidated Ltd.
filed 2018-06-29
CIK 1394108

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

EXPLANATORY NOTE

Sino United Worldwide Consolidated Ltd., formerly known as AJ Greentech Holdings Ltd., is filing this Amendment No. 1 on Form 10-Q/A for the period ended June 30, 2017, to amend and restate financial statements and other financial information on the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2017 (the “Original Filing”).

The purpose of this Amendment No. 1 on Form 10-Q/A is to amend the financial statements of the Company’s operating subsidiary that was not originally accounted for correctly in the initial filing of form 10Q.  For convenience and ease of reference, the Company is filing this Form 10-Q/A in its entirety with all applicable changes and unless otherwise stated, all information contained in this amendment is as of August 8, 2017, the filing date of the Original Filing. Except as stated herein, this Form 10-Q/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the original Form 10-Q that may have been affected by events or transactions occurring subsequent to such filing date.

SINO UNITED WORLDWIDE CONSOLIDATED LTD.

FORM 10-Q

June 30, 2017

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Control and Procedures	17

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures.	19
Item 5.	Other Information.	19
Item 6.	Exhibits	19
SIGNATURES		20

Sino United Worldwide Consolidated Ltd.

Sino United Worldwide Consolidated Ltd.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS	(Restated)
Current Assets
Cash	$224,163	$254,432
Short-term investments	431,916	403,617
Accounts receivable, net	1,815,247	1,331,409
Inventories	5,329	81,058
Other current assets	2,104	1,031
Total Current Assets	2,478,759	2,071,547

Property, plant and equipment, net	9,932	8,890
Intangible Assets, net	123,967	146,142
Other assets	15,453	14,412
Total Assets	$2,628,111	$2,240,991

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term loan	$502,914	$427,168
Accounts payable	922,092	584,605
Advances from customers	—	132,000
Due to related parties	15,504	268,141
Taxes payable	60,884	3,417
Accrued expenses and other current liabilities	21,560	9,000
Total Current Liabilities	1,522,954	1,424,331

Long term debt	429,189	433,457
Total Liabilities	1,952,143	1,857,788

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity
Common stock, $0.001 par value, 394,500,000 shares authorized; 58,985,937 and 58,985,937 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	58,986	58,986
Additional paid-in capital	593,947	593,947
Accumulated deficit	(714,280)	(960,234)
Accumulated other comprehensive income	737,315	690,504
Total Stockholders' Equity	675,968	383,203
Total Liabilities and Stockholders’ Equity	$2,628,111	$2,240,991

The accompanying notes are an integral part of these consolidated financial statements.

Sino United Worldwide Consolidated Ltd.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017 (Restated)	2016	2017 (Restated)	2016
Revenue	$1,132,506	$490,119	$1,966,993	$1,102,123
Cost of revenue	874,425	394,869	1,414,628	906,784
Gross profit	258,081	95,250	552,365	195,339

Operating expenses
General and administrative	133,144	141,919	231,442	178,666
Total operating expenses	133,144	141,919	231,442	178,666

Income (loss) from operations	124,937	(46,669)	320,923	16,673

Other income (expense):
Interest income (expense), net	(8,035)	(7,855)	(14,914)	(15,469)
Loss from sales of short-term investment	(294)	—	(294)	—
Total other income (expense)	(8,329)	(7,855)	(15,208)	(15,469)

Income (loss) before income tax	116,608	(54,524)	305,715	1,204
Income tax provision	24,743	—	59,761	—
Net income (loss)	91,865	(54,524)	245,954	1,204

Other comprehensive income (loss)
Foreign currency translation adjustment	7,910	(1,275)	46,811	14,524
Comprehensive income (loss)	$99,775	$(55,799)	$292,765	$15,728

Earnings (loss) per share - Basic and Diluted	$0.00	$(0.00)	$0.00	$0.00
Weighted average shares outstanding - Basic and Diluted	58,985,937	58,464,274	58,985,937	58,453,722

The accompanying notes are an integral part of these consolidated financial statements.

Sino United Worldwide Consolidated Ltd.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2017 (Restated)	2016
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$245,954	$1,204
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	25,929	—
Loss from sales of short-term investment	288	—
Change in operating assets and liabilities:
Accounts receivable	(380,237)	(253,815)
Inventories	80,095	—
Other current assets	6,001	(19,936)
Accounts payable	289,690	217,093
Advances from customers	(132,000)	14,636
Taxes payable	56,163	(22,005)
Accrued expenses and other current liabilities	5,358	(54,652)
Net cash provided by (used in) operating activities	197,241	(117,475)

CASH FLOW FROM INVESTING ACTIVITIES
Cash proceeds from sales of short-term investment	635	22,197
Acquisition of office equipment	(1,270)	—
Net cash provided by (used in) investing activities	(635)	22,197

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from bank loans	260,889	51,121
Repayment of bank loans	(251,926)	(191,220)
Repayment of related party loan	(253,297)	—
Proceeds from issuance of common stock	—	143,000
Capital contribution	—	100
Net cash provided by (used in) financing activities	(244,334)	3,001

Effect of exchange rate changes on cash	17,459	14,409
DECREASE IN CASH	(30,269)	(77,868)
Cash - beginning of period	254,432	291,832
Cash - ending of period	$224,163	$213,964

Supplement disclosure information
Cash paid for interest	$16,301	$15,514
Cash paid for income taxes	$2,735	$—

The accompanying notes are an integral part of these consolidated financial statements.

Sino United Worldwide Consolidated Ltd.

June 30, 2017

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

Basis of presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2017 and the results of operations and cash flows for the periods ended June 30, 2017 and 2016. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2017. The balance sheet on December 31, 2016 has been derived from the audited financial statements at that date.

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

Average Rate for the six months ended on:	June 30, 2017	June 30, 2016
Taiwan dollar (TWD)	1	1
United States dollar ($)	0.0326	0.0308

Exchange Rate at	June 30, 2017	June 30, 2016
Taiwan dollar (TWD)	1	1
United States dollar ($)	0.0332	0.0310

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

The Company did not generate income and cash from its operation for the years ended December 31, 2016, 2015 and 2014 and has accumulated deficit as of June 30, 2017. There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s working capital requirements. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 4 – Accounts Receivable

Accounts receivable at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017 (Restated)	December 31, 2016
Accounts receivable	$1,909,182	$1,418,999
Allowance for doubtful accounts	93,935	87,590
Total:	$1,815,247	$1,331,409

Note 5 – Intangible Assets

On January 1, 2016, the Company purchased the DMS Technology from Xinyahang Gufen Youxian Gongsi, Taiwan, (“Xinyahang”) for $128,176 and 500,000 shares of Common Stock of AJGH (OTCQB). Also on October 1, 2016, the Company entered into two-year agreement with Xinyahang to provide design service for the DMS System. The design price was approximately $53,000(TWD 1,619,047).

Intangible Assets, stated at cost, less accumulated amortization, at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
Intangible assets	$181,968	$178,348
Less: Accumulated amortization	(58,001)	(32,206)
Total:	$123,967	$146,142

For the six months ended June 30, 2017 and 2016, the Company recorded amortization expense of $25,103 and $0 respectively.

For the three months ended June 30, 2017 and 2016, the Company recorded amortization expense of $12,182 and $0, respectively.

Note 6 – Property, Plant and Equipment

Property, plant and equipment, stated at cost, less accumulated depreciation at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017 (Restated)	December 31, 2016
Office equipments	$11,411	$9,435
Less: Accumulated depreciation	1,479	545
Total:	$9,932	$8,890

For the six months ended June 30, 2017 and 2016, the Company recorded depreciation expense of $826 and $545 respectively.

For the three months ended June 30, 2017 and 2016, the Company recorded depreciation expense of $360 and $545, respectively.

Note 7 – Other Assets

	June 30, 2017	December 31, 2016
Rent deposit	$15,453	$14,412
Total:	$15,453	$14,412

Note 8 – Borrowing

	June 30, 2017	Term	Int. Rate/Year

Cathay United Bank	$43,092	Jun. 19, 2017 to Nov. 18, 2017	3.11%
Long term debt: amount payable within 1 year
First Commercial Bank Ltd.	41,996	Jul. 1, 2017 to Jun. 30, 2018	5.07%
Taiwan Business Bank Ltd.	53,152	Jun. 26, 2017 to Jun. 25, 2018	3.60%
Bank of Panshin	88,612	Jun. 9, 2017 to Jun. 8, 2018	3.75%
Sunny Bank Ltd.	67,453	Jun. 22, 2017 to Jan. 21, 2018	3.49%
Sunny Bank Ltd.	208,609	Jun. 6, 2017 to Jun. 5, 2018	3.49%
Total:	$502,914

	December 31, 2016	Term	Int. Rate/Year

Cathay United Bank	$59,791	Dec. 19, 2016 to Nov. 18, 2017	3.11%
Long term debt: amount payable within 1 year
First Commercial Bank Ltd.	45,047	Dec. 31, 2016 to Dec. 30, 2017	5.07%
Taiwan Business Bank Ltd.	56,260	Dec. 26, 2016 to Dec. 25, 2017	3.60%
Bank of Panshin	45,829	Dec. 11, 2016 to Dec. 10, 2017	3.67%
Sunny Bank Ltd.	107,309	Dec. 22, 2016 to Dec. 21, 2017	3.49%
Sunny Bank Ltd.	112,932	Dec. 6, 2016 to Dec. 5, 2017	3.49%
Total	$427,168

The long term debt should be repaid as equal principal by month. The long term debt -the term less than 1 year represented the amount should be repaid within 1 year.

NOTE 9 – Related Party Transactions

The total amount advance from related parties consisted of the advance from shareholders for the investment, working capital and the expense. The balance was $15,504(Restated) and $268,141 as of June 30, 2017 and December 31, 2016, respectively.

NOTE 10 – Long Term Debt

	June 30, 2017	Term	Int. Rate/Year
Taiwan Business Bank Ltd.	$119,592	Jun. 26, 2018 to Sep. 25, 2020	3.60%
Bank of Panshin	169,840	Jun. 9, 2018 to May 8, 2020	3.67%
Sunny Bank Ltd.	34,768	Jun. 6, 2018 to Aug. 5, 2019	3.49%
First Commercial Bank Ltd.	104,989	Jul. 1, 2018 to Jan. 30, 2021	5.07%
Total	$429,189

	December 31, 2016	Term	Int. Rate/Year
Taiwan Business Bank Ltd.	$129,620	Dec. 26, 2017 to Sep. 25, 2020	3.60%
Sunny Bank Ltd.	8,507	Dec. 22, 2017 to Jan. 21, 2018	3.49%
Bank of Panshin	21,107	Dec. 11, 2017 to Jun. 10, 2018	3.67%
Sunny Bank Ltd.	164,023	Dec. 6, 2017 to Aug. 5, 2019	3.49%
First Commercial Bank Ltd.	110,200	Dec. 31, 2017 to Jan. 30, 2021	5.07%
Total	$433,457

NOTE 11 – Taxes Payable

	June 30, 2017	December 31, 2016
	(Restated)
Income tax payable	$60,884	$3,204
Value added tax payable	—	213
Total:	$60,884	$3,417

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

In accordance with the relevant tax laws in the Taiwan, the Company statutory rate were 17% and 17% for the six months ended June 30, 2017 and 2016, respectively.

The components of the income tax expense are as follows:

	The six months ended June 30, 2017 (Restated)	The six months ended June 30, 2016
Current provision	$59,761	$—
Deferred provision	—	—
Total:	$59,761	$—

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

On October 31, 2016, the Company issued 400 shares to three investors with a par value of $14.00 per share for Cash.

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

NOTE 15 - Commitment and Contingencies

The Company had bank loans. Based on the contract agreement, the future minimum repayments required for the coming years are as follows:

Periods ending June 30,
2018	$502,914
2019	218,528
2020	176,375
2021	34,286
Total:	$932,103

The Company did not have other significant capital commitments or significant guarantees as of June 30, 2017.

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

NOTE 17 – Restatement

The management of the Company has concluded that the consolidated financial statements as of June 30, 2017 and for the three and six months ended June 30, 2017 should be restated.  The conclusion was reached by management because they determined that certain revenues were not recognized correctly in the three and six months ended June 30, 2017, certain transactions occurred during the month ended March 31, 2017 were omitted and certain expenses were not recorded correctly for the three months ended June 30, 2017.

In January 2017, the Company entered into a license and distribution agreement with Wealthy Link Technology Corporation (“Wealthy Link”) to authorize Wealthy Link to distribute and license the Company’s products. In the three months ended March 31, 2017, the Company recorded revenue of $3.5 million as per invoices issued, not services performed.

The following table summarizes the effect of the restatement on items in the consolidated financial statements as of June 30, 2017 and for the three and six months ended June 30, 2017:

	As of June 30, 2017
	As Previously Reported	Adjustments	As Restated
Consolidated Balance Sheet amounts
Cash	$96,823	$127,340	$224,163
Accounts receivable, net	4,607,182	(2,791,935)	1,815,247
Other current assets	469,365	(467,261)	2,104
Property, plant and equipment, net	8,216	1,716	9,932
Accounts payable	1,430,329	(508,237)	922,092
Due to related parties	135,261	(119,757)	15,504
Taxes payable	16,806	44,078	60,884
Accrued expenses and other current liabilities	—	21,560	21,560
Accumulated deficit	2,040,887	(2,755,167)	(714,280)
Accumulated other comprehensive income	549,932	187,383	737,315

Consolidated Statements of Comprehensive Income (Loss) amounts
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
Revenue	1,221,013	(88,507)	1,132,506	5,043,278	(3,076,285)	1,966,993
Cost of revenue	1,160,265	(285,840)	874,425	1,791,038	(376,410)	1,414,628
Gross profit	60,748	197,333	258,081	3,252,240	(2,699,875)	552,365
Total operating expenses	115,691	17,453	133,144	235,609	(4,167)	231,442
Total other income (expense)	(8,185)	(144)	(8,329)	(15,511)	303	(15,208)
Income (Loss) before income tax	(63,128)	179,736	116,608	3,001,120	(2,695,405)	305,715
Income tax provision	—	24,743	24,743	—	59,761	59,761
Net income (loss)	(63,128)	154,993	91,865	3,001,120	(2,755,166)	245,954
Comprehensive income (loss)	(129,535)	229,310	99,775	2,860,548	(2,567,783)	292,765

Consolidated Statements of Cash flows amounts
Net cash provided by (used in) operating activities				72,663	124,578	197,241
Net cash provided by (used in) investing activities				(28,299)	27,664	(635)
Net cash used in financing activities				(61,402)	(182,932)	(244,334)
Effect of exchange rate changes on cash				(140,572)	158,031	17,459
Net change in cash				(157,610)	127,341	(30,269)

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

Results of Operations

Three and Six Months Ended June 30, 2017 and 2016

Revenue

For the three and six months ended June 30, 2017, we derived our revenues of $1,132,506 and $1,966,993 compared to $490,119 and $1,102,123 for the three and six months ended June 30, 2016, representing an increase of $642,387 and $864,870. Our sales of $1,012,506 and $1,514,993 for the three and six months ended June 30, 2017 came from the electronic products and general cargo trading business operated by the Taiwan subsidiary.

On January 5, 2017, the Company entered into license and distribution agreement with Wealthy Link Technology Corp. for the sale of its licensed product for total of 6,457 units adopting the B2C and B2B business models, resulting to sales revenues of $120,000 and $452,000 for the three and six months ended June 30, 2017.

Cost of revenue and gross profit

The Company recorded cost of revenue of $874,425 and $1,414,628 for the three and six months ended June 30, 2017, comparing to $394,869 and $906,784 for the three and six months ended June 30, 2016. The Company had a gross profit of $258,081 and $552,365 for the three and six months ended June 30, 2017, comparing to $95,250 and $195,339 for the three and six months ended June 30, 2016.

Selling, general and administrative expenses

Selling, general and administrative expenses primarily consist of provision for doubtful debts, payroll, local taxes, investor relation expenses and professional fees. Selling, general and administrative expenses for the three and six months ended June 30, 2017 were $133,144 and $231,442 comparing to $141,919 and $178,666 for the last period.

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

For the three months ended June 30, 2017 and 2016, the Company recorded income tax provision of $24,743 and $0, respectively. For the six months ended June 30, 2017 and 2016, the Company recorded income tax provision of $59,761 and $0, respectively.

Net income

As a result of the forgoing, the Company generated net income of $91,865 and $245,954 for the three and six months ended June 30, 2017, comparing to net loss of $54,524 and net income of $1,204 for the three and six months ended June 30, 2016.

Foreign currency translation adjustment

The functional currency of our subsidiaries operating in the Taiwan is the Taiwan Dollars (“TWD”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of comprehensive income (loss). As a result of these translations, which are a non-cash adjustment, we reported foreign currency translation gain of $7,910 and $46,811 for the three and six months ended June 30, 2017, comparing to foreign currency translation loss of $1,275 and foreign currency translation gain of $14,524 for the three and six months ended June 30, 2016.

Liquidity and Capital Resources

We have funded our operations to date primarily through the operations and related party loan, bank loan and capital contributions. The Company has accumulated deficit as of June 30, 2017. In addition, the Company did not generate income and cash from its operation for the years ended December 31, 2016, 2015 and 2014. There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s working capital requirements. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of June 30, 2017, we had a working capital of $955,805. Our current assets on June 30, 2017 were $2,478,759 primarily consisting of cash of $224,163, short-term investments of $431,916 and account receivable of $1,815,247. Our current liabilities were primarily composed of short-term loan of $502,914, accounts payable of $922,092, due to related parties of $15,504 and accrued expenses and other current liabilities of $82,444.

Cash Flow from Operating Activities

Net cash provided by operating activities was $197,241 during the six months ended June 30, 2017, which consisted of our net income of $245,954, depreciation and amortization of $25,929, a change of accounts receivable of $380,237, a change of inventories of $80,095, a change of accounts payable of $289,690, a change of advances from customers of $132,000, a change of taxes payable of $56,163 and a change of accrued expenses and other current liabilities of $5,358.

Net cash used in operating activities was $117,475 during the six months ended June 30, 2016, which primarily consisted of our net income of $1,204, a change of accounts receivable of $253,815, a change of other current assets of $19,936, a change of accounts payable of $217,093, a change of advances from customers of $14,636, a change of taxes payable of $22,005 and a change of accrued expenses and other current liabilities of $54,652.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $635 for the six months June 30, 2017, which was primarily related to cash paid for acquisition of office equipment of $1,270 offset by cash proceeds from sale of short-term investment of $635.

Net cash provided by investing activities totaled $22,197 for the six months ended June 30, 2016, which was primarily related to proceeds received from sale of short-term investment of $22,197.

Cash Flow from Financing Activities

Net cash used in financing activities was $244,334 during the six months ended June 30, 2017, which primarily consisted of proceeds from bank loans of $260,889, offset by repayment of bank loans of $251,926 and repayment of related party loan of $253,297.

Net cash provided by financing activities was $3,001 during the six months ended June 30, 2016, which primarily consisted of proceeds from bank loans of $51,121 and proceeds from issuance of common stock of $143,000 offset by repayment of bank loans of $191,220.

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

SINO UNITED WORLDWIDE CONSOLIDATED LTD.

Date: June 29, 2018	By: /s/ Yanru Zhou
Yanru Zhou
Chief Executive Officer

SINO UNITED WORLDWIDE CONSOLIDATED LTD.

Date: June 29, 2018	By: /s/ Yanru Zhou
Yanru Zhou
Chief Financial Officer

