Form 10-Q
period 2017-09-30
Sino United Worldwide Consolidated Ltd.
filed 2018-07-05
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

At September 30, 2017, there were 58,985,937 shares of the registrant's common stock issued and outstanding.

SINO UNITED WORLDWIDE CONSOLIDATED LTD.

FORM 10-Q

September 30, 2017

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Control and Procedures	22

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures.	24
Item 5.	Other Information.	24
Item 6.	Exhibits	24
SIGNATURES		25

Sino United Worldwide Consolidated Ltd.

Index to the consolidated financial statements

Table of Contents	Page(s)
Unaudited Consolidated Balance Sheets at September 30, 2017 and December 31, 2016	F-1
Unaudited Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2017 and 2016	F-2
Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016	F-3
Notes to the Consolidated Financial Statements (Unaudited)	F-4 - F-15

3

Sino United Worldwide Consolidated Ltd.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash	$17,131	$3,016
Current assets of discontinued operation	—	2,068,531
Total Current Assets	17,131	2,071,547

Other assets of discontinued operation	—	169,444
Total Assets	$17,131	$2,240,991

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Credit card payable	$22,268	$—
Loan payable - related party	30,000	—
Loan payable - other	65,000	—
Due to related parties	—	268,141
Accrued expenses and other current liabilities	7,734	9,000
Current liabilities of discontinued operation	—	1,147,190
Total Current Liabilities	125,002	1,424,331

Long term liabilities of discontinued operation	—	433,457
Total Liabilities	125,002	1,857,788

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity (Deficiency)
Common stock, $0.001 par value, 394,500,000 shares authorized; 33,482,604 and 58,985,937 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	33,483	58,986
Additional paid-in capital	1,447,752	593,947
Accumulated deficit	(1,589,106)	(960,234)
Accumulated other comprehensive income	—	690,504
Total Stockholders' Equity (Deficiency)	(107,871)	383,203
Total Liabilities and Stockholders’ Equity (Deficiency)	$17,131	$2,240,991

The accompanying notes are an integral part of these consolidated financial statements.

Sino United Worldwide Consolidated Ltd.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$—	$—	$—	$—
Cost of revenue	—	—	—	—
Gross profit	—	—	—	—

Operating expenses
General and administrative	48,005	22,976	81,000	136,035
Total operating expenses	48,005	22,976	81,000	136,035

Loss from continuing operations before income tax	(48,005)	(22,976)	(81,000)	(136,035)
Income tax provision	—	—	—	—
Loss from continuing operations	(48,005)	(22,976)	(81,000)	(136,035)

Discontinued operations
Income (loss) from discontinued operations, net of tax	(826,821)	(4,253)	(547,872)	110,010

Net loss	(874,826)	(27,229)	(628,872)	(26,025)

Other comprehensive income (loss)
Foreign currency translation adjustment	(8,835)	22,767	37,976	37,291
Comprehensive income (loss)	$(883,661)	$(4,462)	$(590,896)	$11,266

Earnings (loss) per share
Basic and Diluted - continuing operation	$(0.00)	$(0.00)	$(0.00)	$(0.00)
- discontinued operation	$(0.01)	$(0.00)	$(0.01)	$0.00
Total	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding - Basic and Diluted	58,985,937	58,627,456	58,985,937	58,611,892

The accompanying notes are an integral part of these consolidated financial statements.

Sino United Worldwide Consolidated Ltd.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(628,872)	$(26,025)
Net income (loss) from discontinued operation	(547,872)	110,010
Net loss from continuing operation	(81,000)	(136,035)

Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Accounts receivable	—	(59,600)
Credit card payable	22,268	—
Accrued expenses	(4,000)	—
Net cash used in continuing operation	(62,732)	(195,635)
Net cash provided by (used in) discontinued operation	111,825	(110,277)
Net cash provided by (used in) operating activities	49,093	(305,912)

CASH FLOW FROM INVESTING ACTIVITIES
Net cash used in continuing operation	—	—
Net cash used in discontinued operation	(2,810)	(35,001)
Net cash used in investing activities	(2,810)	(35,001)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from non-related party loan	2,734	—
Loan payable - related party	30,000	—
Loan payable - non-related party	65,000	—
Proceeds from issuance of common stock	—	210,720
Net cash provided by continuing operation	97,734	210,720
Net cash provided by (used in) discontinued operation	(146,126)	107,987
Net cash provided by (used in) financing activities	(48,392)	318,707

Effect of exchange rate changes on cash	16,224	37,291
INCREASE IN CASH	14,115	15,085
Cash - beginning of period	3,016	—
Cash - ending of period	$17,131	$15,085

Supplement disclosure information
Cash paid for interest - discontinued	$24,854	$23,246
Cash paid for income taxes - discontinued	$2,746	$—

Non-cash financing activities:
Due to related parties balances were settled by sale of subsidiary	$379,254	$—

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 – Organization and Basis of presentation

Organization

Sino United Worldwide Consolidated Ltd. (the “Company”), through its wholly owned subsidiary in Taiwan, Jinchih International Limited (“Jinchih”), engaged in design, marketing and distributing of hardware and software technologies, including new cell phone apps, as well as solutions and technology in fleet management, the driving record management system (DMS) that provide total solution and management mechanism for vehicles and driver behavior control and analysis, which increase driving safety and efficiency.

On September 30, 2017, pursuant to agreements with one of the Company’s directors, Li-An Chu, the Company transferred the 100% ownership in Jinchih, to Li-An Chu in exchange for cancellation of debt $379,254 and cancellation of total 25,503,333 shares of the Company’s common stock owned by a group of stockholders, including Ms Li-An Chu. As a result of these transactions, Jinchih is no longer a wholly owned subsidiary of the Company as of September 30, 2017. (See Note 4)

The Company is developing new businesses in various fields through careful review and critical selection of new growth businesses. The Company is planning to strengthen our core competencies in high technology and blockchain related businesses, such as blockchain dapps technology, fintech services, professional consultancy for ICO’s, and other high potential critical blockchain projects.

Basis of presentation and consolidation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2017 and the results of operations and cash flows for the periods ended September 30, 2017 and 2016. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2017. The balance sheet on December 31, 2016 has been derived from the audited financial statements at that date.

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

Certain amounts in last year’s financial statements have been reclassified to conform to current year presentation.

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital deficit of $107,871, an accumulated deficit of $1,589,106 and stockholders’ deficiency was $107,871 as of September 30, 2017. The Company did not generate cash or income from its continuing operation. In addition, the Company disposed its subsidiary in September 30, 2017 (See Note 4). These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The company is developing new businesses in various fields. There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s working capital requirements. To the extent that funds generated from any private placements, public offering and/or bank financing are insufficient to support the Company’s working capital requirements, the Company will have to raise additional working capital from additional financing. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not be able continue its operations.

Note 3 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results. Significant accounting estimates reflected in the Company’s consolidated financial statements included the valuation of accounts receivable, the estimated useful lives of long term assets, and the valuation of short term investment and the valuation of deferred tax assets.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and deposits placed with banks or other financial institutions, which are unrestricted as to withdrawal and use and with an original maturity of three months or less. The Company maintains its cash in bank deposit accounts. Cash accounts are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on such cash.

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

For the nine months ended September 30, 2017 and 2016, the Company recorded bad debt expense of $313,430 and $0, respectively, which were included in the loss from discontinued operations.

Inventories

Inventories consist of products purchased and are valued at the lower of cost or net realizable value. Cost is determined on the weighted average cost method. The Company reduces inventories for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated net realizable value. Factors utilized in the determination of estimated net realizable value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv)new product introductions, (v) product expiration dates, and (vi) component and packaging obsolescence.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold and tenant improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets. The Company periodically reviews assets’ estimated useful lives based upon actual experience and expected future utilization. A change in useful life is treated as a change in accounting estimate and is applied prospectively.

Upon retirement or disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in selling, general and administrative expenses for that period. Major additions and betterments are capitalized to the asset accounts while maintenance and repairs, which do not improve or extend the lives of assets, are expensed as incurred.

Investments in Non-consolidated Entities

Investments in non-consolidated entities are accounted for using the equity method or cost basis depending upon the level of ownership and/or the Company's ability to exercise significant influence over the operating and financial policies of the investee. When the equity method is used, investments are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment. When net losses from an investment are accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not provided for. The Company resumes accounting for the investment under the equity method if the entity subsequently reports net income and the Company's share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.

Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy that requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level one - Quoted market prices in active markets for identical assets or liabilities;
•	Level two - Inputs other than level one inputs that are either directly or indirectly observable; and
•	Level three - Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

The fair values of the Company’s cash, accounts receivable, accrued expenses and other current liabilities approximate their carrying values due to the relatively short maturities of these instruments. The carrying value of the Company’s short and long term debt approximates fair value based on management’s best estimate of the interest rates that would be available for similar debt obligations having similar terms at the balance sheet date.

There are no financial instruments measured at fair value on a recurring basis.

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

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815, Derivatives and Hedging Activities.

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company accounts for convertible instruments (when it has been determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires that the Company recognizes deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized.

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

 Net Loss per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive warrants and options and convertible securities. Because the Company incurred losses for the three and nine months ended September 30, 2017, the number of basic and diluted shares of common stock is the same since any effect from outstanding warrants would be anti-dilutive.

Translation Adjustment

The Company’s financial statements are presented in the U.S. dollar ($), which is the Company’s reporting and functional currency. The functional currency of the Company’s subsidiaries is TWD. Transactions in foreign currencies are initially recorded at the functional currency rate prevailing at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of comprehensive income (loss). Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange prevailing at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of comprehensive income (loss).

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

Average Rate for the period	September 30, 2017	September 30, 2016
Taiwan dollar (TWD)	1	1
United States dollar ($)	0.033	0.0309
Exchange Rate at	September 30, 2017	December 31, 2016
Taiwan dollar (TWD)	1	1
United States dollar ($)	0.033	0.0310

Comprehensive Income (Loss)

Comprehensive income (loss) includes accumulated foreign currency translation gains and losses with respect to the spun-off entities and the operating entity in Taiwan.

Recently Issued Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance makes targeted improvements to existing U.S. GAAP for financial instruments, including requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; requiring entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset and requiring entities to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017. Early adoption of the own credit provision is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

In May 2016, FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients”. The update is to address certain issues identified by the FASB/IASB Joint Transition Resource Group for Revenue Recognition (TRG) in the guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition, the Board decided to add a project to its technical agenda to improve Topic 606, Revenue from Contracts with Customers, by reducing: 1) the potential for diversity in practice at initial application and 2) the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The amendments in this Update affect entities with transactions included within the scope of Topic 606. The scope of that Topic includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The amendments to the recognition and measurement provisions of Topic 606 also affect entities with transactions included within the scope of Topic 610, Other Income. The amendments in this Update affect the guidance in Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

In December 2017, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 118 (the “Bulletin”), which provides accounting guidance regarding accounting for income taxes for the reporting period that includes the enactment of the Tax Act. The Bulletin provides guidance in those situations where the accounting for certain income tax effects of the Tax Act will be incomplete by the time financial statements are issued for the reporting period that includes the enactment date. For those elements of the Tax Act that cannot be reasonably estimated, no effect will be recorded.

The SEC has provided in the Bulletin that in situations where the accounting is incomplete for certain effects of the Tax Act, a measurement period which begins in the reporting period that includes the enactment of the Tax Act and ends when the entity has obtained, prepared and analyzed the information is needed in order to complete the accounting requirements. The measurement period shall not exceed one year from enactment.

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This guidance is effective for all entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The amendments in ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The adoption of this guidance is not expected to have a material impact on the Company's Consolidated Financial Statements and related disclosures.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

NOTE 4 – Discontinued Operation

On September 30, 2017, pursuant to agreements with one of our directors, Li-An Chu, the Company transferred the 100% ownership in Jinchih, to Li-An Chu in exchange for cancellation of loan payable of $379,254 to Li-An Chu and cancellation of total 25,503,333 shares of the Company’s common stock owned by a group of stockholders, including Li-An Chu. As a result of these transactions, Jinchih is no longer a wholly owned subsidiary of the Company as of September 30, 2017. Since Jinchih was sold back to Li-An Chu who is the Company’s director, CEO and CFO at the time of the transaction, no gain or loss was recorded in the statement of comprehensive income (loss) for the three and nine months ended September 30, 2017. The net gain of $99,822 from the sale of Jinchih was included in stockholders’ equity.

The balance sheets and the results of operations of discontinued operations for the three and nine months ended September 30, 2017 and 2016 are as following:

	September 30, 2017	December 31, 2016
Assets:
Cash	$—	$251,416
Short-term investments	—	403,617
Accounts receivable, net	—	1,331,409
Inventories	—	81,058
Other current assets	—	1,031
Property, plant and equipment, net	—	8,890
Intangible Assets, net	—	146,142
Other assets	—	14,412
Total assets	$—	$2,237,975

Liabilities:
Short-term loan	—	427,168
Accounts payable	—	584,605
Advances from customers	—	132,000
Due to related party		—
Other current liabilities	—	3,417
Long-term debt	—	433,457
Total liabilities	$—	$1,580,647

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$472,848	$347,504	$2,439,841	$1,449,627
Cost of goods sold	(413,009)	(286,718)	(1,827,637)	(1,193,502)
General and administrative expenses	(392,962)	(57,326)	(591,703)	(122,933)
Impairment of assets	(544,934)	—	(544,934)	—
Interest income(expense),net	(8,525)	(7,713)	(23,439)	(23,182)
Income tax benefit (expense)	59,761	—	—	—
Loss from discontinued operation	$(826,821)	$(4,253)	$(547,872)	$110,010

NOTE 5 – Accounts Receivable

Accounts receivable at September 30, 2017 and December 31, 2016 consisted of the following, which were included in discontinued operations:

	September 30, 2017	December 31, 2016
Accounts receivable	$—	$1,418,999
Less: Allowance for doubtful accounts	—	(87,590)
	$—	$1,331,409

NOTE 6 – Short-Term Investment

Short-term investment consists of shares of stock of non-public traded company purchased by the Company which was recorded at cost. During the nine months ended September 30, 2016, the Company sold 100,000 shares of stock of Xin Tianran Electric Power Co., Ltd. for TWD$10 (approximately $0.33) per share which was same as the cost per share. No gain or loss was recognized. During the three and nine months ended September 30, 2017, the Company impaired the full amount of short-term investment and recorded an impairment loss of $425,753 which was included in the loss from discontinued operation.

NOTE 7 – Intangible Assets

Intangible assets include costs of technology purchased and product designed cost. Intangible assets are stated at cost, less accumulated amortization.

In the year ended December 31, 2016, the Company purchased the DMS technology from Xinyahang Gufen Youxian Gongsi (“Xinyahang”) for $128,176 and 500,000 shares of the Company’s common stock. Cash of $128,176 was paid in 2016 and 500,000 shares of common stock were valued at $0.001 per share.

On October 1, 2016, the Company entered into two-year service agreement with Xinyahang to design the device for the DMS system for $50,172.

In August 2017, the Company determined not to continue the business with the DMS system and recorded the impairment on intangible assets of $119,181 which was included in the loss from discontinued operation.

	September 30, 2017	December 31, 2016
Intangible assets	$—	$178,348
Less: Accumulated amortization	—	(32,206)
Total:	$—	$146,142

NOTE 8 – Bank Loans

Bank loans were repaid by equal monthly payment of principal and interest. Bank loans payable as of December 31, 2016 consist of following which were included in the liabilities from discontinued operation:

	December 31, 2016	Term	Int. Rate/Year
Cathay United Bank	59,791	Dec 19, 2016 to Nov 18, 2017.	3.11%
Long term debt: principal amount payable within 1 year
First Commercial Bank Ltd.	45,047	Dec 31, 2016 to Dec 30, 2017.	5.07%
Taiwan Business Bank Ltd.	56,260	Dec 26, 2016 to Dec 25, 2017.	3.60%
Bank of Panshin	45,829	Dec 11, 2016 to Dec 10, 2017.	3.67%
Sunny Bank Ltd.	107,309	Dec 22, 2016 to Dec 21, 2017.	3.49%
Sunny Bank Ltd.	112,932	Dec 6, 2016 to Dec 5, 2017.	3.49%
Total	$427,168

Long-Term portion of bank loans:

	December 31, 2016	Term	Int. Rate/Year
Taiwan Business Bank Ltd.	129,620	Dec 26, 2017 to Sep 25, 2020.	3.60%
Sunny Bank Ltd.	8,507	Dec 22, 2017 to Jan 21, 2018.	3.49%
Bank of Panshin	21,107	Dec 11, 2017 to Jun 10, 2018.	3.67%
Sunny Bank Ltd.	164,023	Dec 6, 2017 to Aug 5, 2019.	3.49%
First Commercial Bank Ltd.	110,200	Dec 31, 2017 to Jan 30, 2021.	5.07%
Total	$433,457

There were no bank loan payables as of September 30, 2017.

NOTE 9 – Loan Payable

During the nine months ended September 30, 2017, the Company received $30,000 from Mr. Tee-Keat Ong, the Chairman of the Board of Directors, and $65,000 from Ms. Shoou Chyn Kan, an unrelated individual.  On October 1, 2017, the Company entered into loan agreements with Mr. Tee-Keat Ong and Ms. Shoou Chyn Kan.   Pursuant to the loan agreements, Mr. Tee-Keat Ong agreed to lend the Company $30,000 initially with future loan amount up to $1,000,000 and Ms. Shoou Chyn Kan agreed to lend the Company $65,000 initially with future loan amount up to $1,000,000.  On the same date, the Company issued two convertible promissory notes to Mr. Tee-Keat Ong for the principal amount of $30,000 and Ms. Shoou Chyn Kan for the principal amount of $65,000. The convertible promissory notes bear interest at five percent (5%) per annum and are due on demand.  Pursuant to the terms of the note, the note is convertible into the Company’s common stock at a conversion price of $0.001 per share. The note began to accrue interest at ten percent (10%) per annum when it is past due.

NOTE 10 – Related Party Transactions and Balances

Due to related parties consists of amount advances from stockholders for the use of working capital and the payment of expenses. The balances due to related parties were $0 and $268,141 as of September 30, 2017 and December 31, 2016, respectively.

On May 10, 2016, the Company issued 3,333 shares to director Chu,Li-An, in exchange for cancellation of debt.

During the quarter ended September 30, 2017, the Company sold its wholly owned subsidiary, Jinchih, to one of its directors, Li-An Chu. (See Note 4)

During the quarter ended September 30, 2017, the Company borrowed $30,000 from the Chairman of Board of Directors. (See Note 9)

NOTE 11 – INCOME TAXES

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has experienced operating losses for U.S. federal income tax purposes since inception. When it is more likely than not that the deferred tax asset cannot be realized through future income the Company must allow for this future tax benefit.  The Company set up 100% valuation allowance for deferred tax assets resulting from net operating loss carryforward.

Taxation on profits earned in the Taiwan has been calculated on the estimated assessable profits for the periods at the rates of 17% in the Taiwan after taking into account the benefits from any special tax credits or “tax holidays” allowed in the county of operations.

A reconciliation of the provision for income taxes to the Company’s effective income tax rate for continuing operation is as follows:

	Nine Months Ended September 30,
	2017	2016
Pre-tax loss	$(81,000)	$(136,035)
U.S. federal corporate income tax rate	35%	35%
Expected U.S. income tax credit	(28,350)	(47,612)
Change of valuation allowance	28,350	47,612
Effective tax expense	$—	$—

NOTE 12 – COMMON STOCK

The Company issued the following shares of common stock during the periods indicated below:

On April 4, 2016, the Company issued 5,000 shares to two investors with a purchase price of $4.00 per share for cash.

On May 10, 2016, the Company issued 3,333 shares to director Chu,Li-An, in exchange for cancellation of debt.

On May 10, 2016, the Company issued 2,000 shares to an investor with a purchase price of $4.00 per share for cash.

On May 10, 2016, the Company issued 3,000 shares to an investor with a purchase price $5.00 per share for cash.

On May 10, 2016, the Company issued 21,000 shares to an investor with a purchase price of $4.76 per share for cash.

On June 28, 2016, the Company issued 1,250 shares to an investor with a purchase price of $2.40 per share for cash.

On July 12, 2016, the Company issued 500,000 shares to a Xinyahang Electronics Co. Ltd. Taiwan, as part of the payment for technology transfer and purchase of DMS platform technology.

On July 12, 2016, the Company issued total 1,600 shares to six investors with a purchase price of $10.00 per share for cash.

On July 12, 2016, the Company issued 700 shares to an investor with a purchase price of $12.00 per share for cash.

On July 15, 2016, the Company issued 2,000 shares to consultant Kuo, Yu-chieh to offset for consulting fees payable.

On August 8, 2016, the Company issued 200 shares to an investor with a purchase price of $14.00 per share for cash.

On September 6, 2016, the Company issued 2,400 shares to an investor with a purchase price of $14.00 per share for cash.

On October 31, 2016, the Company issued 400 shares to three investors with a purchase price of $14.00 per share for cash.

NOTE 13 –SUBSEQUENT EVENTS

On October 1, 2017, the Company entered loan agreements and issued two convertible promissory notes to the Chairman of Board of Directors and an unrelated individual. (See Note 9)

On October 5, 2017, the Company issued 21,000 shares of common stock to two investors at five dollars per share and received $105,000 in cash.

On December 27, 2017, the Company retired 25,503,333 shares returned from various stockholders in connection with the sale of Taiwan subsidiary, Jinchih, pursuant to the agreement with one of the Company’s directors. (See Note 4)

The Company has evaluated the existence of significant events subsequent to the balance sheet date through the date the financial statements were issued and has determined that there were no other subsequent events or transactions which would require recognition or disclosure in the financial statements.

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

From October 2013 until September, 2017, through our Taiwan subsidiary, we were engaged in design, marketing and distributing of hardware and software technologies, including new cell phone apps, as well as solutions and technology in fleet management, the driving record management system (DMS) that provide total solution and management mechanism for vehicles and driver behavior control and analysis, which increase driving safety and efficiency.

On September 30, 2017, pursuant to agreements with one of the Company’s directors, Li-An Chu, the Company transferred the 100% ownership in its wholly owned Taiwan Subsidiary, Jinchih International Limited (“Jinchih”), to Li-An Chu in exchange for cancellation of debt $379,254, and cancellation of total 25,503,333 shares of the Company’s common stock owned by a group of stockholders, including Li-An Chu. As a result of these transactions, Jinchih is no longer a wholly owned subsidiary of the Company as of September 30, 2017.

As a result of the transfer of the subsidiary, we were no longer engaged in the DMS technology business.  We transferred the stock of the Taiwan subsidiaries because we felt that, it is not our best interest to continue DMS technology business as a result of our decreasing revenue, continued losses and inability to raise capital for our business.

The Company is developing new businesses in various fields through careful review and critical selection of new growth businesses. The Company is planning to strengthen its core competencies in high technology and blockchain related businesses, such as blockchain dapps technology, fintech services, professional consultancy for ICO’s, and other high potential critical blockchain projects.

Results of Operations

Three and Nine Months Ended September 30, 2017 and 2016

Revenue

The Company did not generate any revenue from the continuing operation during the three and nine months ended September 30, 2017 and 2016. As discussed previously, the Company sold its wholly-owned subsidiary Jinchih on September 30, 2017, we included the revenue from Jinchih for the three and nine months ended September 30, 2017 and 2016 in the income (loss) from discontinued operation on Consolidated Statements of Comprehensive Income (Loss).

Cost of revenue and gross profit

The Company did not have any cost of revenue from continuing operations during the three and nine months ended September 30, 2017 and 2016 since there is no revenue during the same periods.

General and administrative expenses

General and administrative expenses primarily consist of investor relation expenses and professional fees. General and administrative expenses for the three and nine months ended September 30, 2017 were $48,005 and $81,000, comparing to $22,976 and $136,035 for the three and nine months ended September 30, 2016.

Loss from continuing operations

The Company generated net loss from continuing operations of $48,005 and $81,000 for the three and nine months ended September 30, 2017, comparing to net loss from continuing operations of $22,976 and $136,035 for the three and nine months ended September 30, 2016.

Loss from discontinued operations

The Company generated net loss from discontinued operations of $826,821 and $547,872 during the three and nine months ended September 30, 2017, comparing to net loss from discontinued operation of $4,253 and net income from discontinued operation of $110,010 during the three and nine months ended September 30, 2016.

Net loss

As a result of the foregoing, the Company had net loss of $874,826 and $628,872 for the three and nine months ended September 30, 2017, comparing to net loss of $27,229 and $26,025 for the three and nine months ended September 30, 2016.

Foreign currency translation adjustment

The functional currency of our subsidiary, Jinchih, is the Taiwan Dollars (“TWD”). The financial statements of our subsidiary are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of comprehensive income (loss). As a result of these translations, which are a non-cash adjustment, we reported foreign currency translation loss of $8,835 and foreign currency translation gain of $37,976 for the three and nine months ended September 30, 2017, comparing to foreign currency translation gain of $22,767 and $37,291 for the three and nine months ended September 30, 2016.

Liquidity and Capital Resources

We have funded our operations to date primarily through the operations and related party loan, bank loan and capital contributions. The Company has limited cash and accumulated deficit as of September 30, 2017. In addition, the Company did not generate income and cash from its operation for the years ended December 31, 2016, 2015 and 2014. There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s working capital requirements. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of September 30, 2017, we had a working capital deficit of $107,871. Our current assets on September 30, 2017 were $17,131 primarily consisting of cash of $17,131. Our current liabilities were primarily composed of credit card payable of $22,268, loan payable from related party of $30,000 and loan payable from non-related party of $65,000.

Cash Flow from Operating Activities

Net cash provided by operating activities was $49,093 during the nine months ended September 30, 2017, which consisted of our net loss from continuing operation of $81,000, a change of credit card payable of $22,268, a change of accrued expenses of $4,000 and net cash provided by discontinued operation of $111,825.

Net cash used in operating activities was $305,912 during the nine months ended September 30, 2016, which consisted of our net loss from continuing operation of $136,035, a change of account receivable of $59,600 and net cash used in discontinued operation of $110,277.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $2,810 for the nine months ended September 30, 2017, all of which contributed by discontinued operation.

Net cash used in investing activities totaled $35,001 for the nine months ended September 30, 2016, all of which contributed by discontinued operation.

Cash Flow from Financing Activities

Net cash used in financing activities was $48,392 during the nine months ended September 30, 2017, which primarily consisted of proceeds from non-related party loan of $2,734, proceeds from loan payable from related party of $30,000 and proceeds from loan payable from non-related party of $65,000, offset by net cash used in discontinued operation of $146,126.

Net cash provided by financing activities was $318,707 during the nine months ended September 30, 2016, which primarily consisted of proceeds from sales of the Company’s common stock of $210,720 and net cash provided by discontinued operation of $107,987.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation

We do not believe our business and operations have been materially affected by inflation.

Critical Accounting Policies and Estimates

Refer to note 3 in the accompanying consolidated financial statements.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of September 30, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending September 30, 2017. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Management is currently reviewing its staffing and systems in order to remedy the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of September 30, 2017. Additionally, the Registrant’s management has concluded that the Registrant has a material weakness associated with its U.S. GAAP expertise.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company was not a party to any legal proceeding or litigation as of September 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101	The following materials from Sino United Worldwide Consolidated Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2017 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet; (ii) the Consolidated Statement of Comprehensive Income (Loss); (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements. This Exhibit 101 is deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO UNITED WORLDWIDE CONSOLIDATED LTD.

Date: July 3, 2018	By: /s/ Yanru Zhou
Yanru Zhou
Chief Executive Officer

SINO UNITED WORLDWIDE CONSOLIDATED LTD.

Date: July 3, 2018	By: /s/ Yanru Zhou
Yanru Zhou
Chief Financial Officer

