Form 10-K
period 2017-12-31
Sino United Worldwide Consolidated Ltd.
filed 2018-07-06
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period ___ to ____

Commission file number: 000-53737

SINO UNITED WORLDWIDE CONSOLIDATED LTD.

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the closing price of such shares as reported on the OTC Bulletin Board as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $55,666,758 (3,736,024 shares, $14.90 per share).

At June 15, 2018, there were 33,503,604 shares of the registrant’s common stock issued and outstanding.

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

We are a Nevada corporation incorporated on August 30, 2006, under the name Gateway Certifications, Inc.  On November 16, 2009, our corporate name was changed to American Jianye Greentech Holdings, Ltd. On February 13, 2014, our corporate name was changed to AJ Greentech Holdings, Ltd. and on July 17, 2017, our corporate name was changed to Sino United Worldwide Consolidated Ltd.

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

On September 30, 2017, pursuant to agreements with one of the Company’s directors, Li-An Chu, the Company transferred the 100% ownership in its wholly owned Taiwan Subsidiary, Jinchih International Limited (“Jinchih”), to Li-An Chu in exchange for cancellation of debt of $379,254 and cancellation of total 25,503,333 shares of the Company’s common stock owned by a group of stockholders, including Li-An Chu. As a result of these transactions, Jinchih is no longer a wholly owned subsidiary of the Company as of September 30, 2017, and we were no longer engaged in the DMS technology business.  We transferred the stock of Jinchih because we felt that, it not our best interest to continue DMS technology business as a result of our decreasing revenue, continued losses and inability to raise capital for our business.

The results of operations of Jinchih for the nine months ended September 30, 2017 and for the year ended December 31, 2016 were included in the loss from discontinued operation in the statements of comprehensive loss.

The Company, led by Chairman Tee-Keat Ong, is developing new businesses in various fields through careful review and critical selection of new growth businesses as part of his strategic agendas. We are going to accelerate our product strategy by integrating technology, sales and solution marketing to ensure sustainable competitive advantage.

We are going to strengthen our core competencies in high technology and blockchain related businesses, such as the revolutionary sound wave technology with industrial applications, blockchain technology, fintech services, professional consultancy for ICO’s, blockchain educational programs, venture capital in ICO, crypto exchange, AI and other high potential critical blockchain projects.

On October 1, 2017, the Chairmen of the Board of Directors, Mr. Tee-Keat Ong and the Company entered into a loan agreement pursuant to which Mr. Tee-Keat Ong agreed to lend the Company $30,000 initially with future loan amount up to $1,000,000, for which we issued a five percent (5%) demand promissory note in the principal amount of $30,000.

On October 1, 2017, The Company entered into a loan agreement for $65,000, which include the loan already made to the Company, with future loan amount up to $1,000,000, for which we issued a five percent (5%) demand promissory note in the principal amount of $65,000.

Employees

The Company currently has no full-time employees.

ITEM 1A.	RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable for smaller reporting companies.

ITEM 2.	PROPERTIES

Our Company has rented offices which is located at 136-20 38th Ave. Unit 3G Flushing, NY 11314, USA. Telephone no. is 718-395-8706. From January 1 to September 30, 2017, there was a Taipei subsidiary located at 21F-1, No76, Sec. 2, Dunhua S. Road, Da’an District, Taipei Taiwan. Our company website is http://www.sinounitedltd.com.

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

	Closing Prices (1)
	High	Low
Year Ended December 31, 2017
1st Quarter	$16.00	$15.99
2nd Quarter	$15.99	$14.90
3rd Quarter	$14.90	$3.50
4th Quarter	$12.10	$12.10

Year Ended December 31, 2016
1st Quarter	$11.25	$11.25
2nd Quarter	$17.00	$17.00
3rd Quarter	$14.00	$14.00
4th Quarter	$13.00	$13.00

(1)	The above tables set forth the range of high and low closing prices per share of our common stock as reported by OTC Bulletin Board and the Pink Sheets, as applicable, for the periods indicated.

Approximate Number of Holders of Our Common Stock

On December 31, 2017, there were approximately 60 stockholders of record of our common stock.

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

Recent Sales of Unregistered Securities

On October 5, 2017, we issued 21,000 shares of common stock to two investors at a purchase price of $5.00 per share, for a total of $105,000.  The funds were used to provide us with funds for working capital purposes.   The sale of the shares was exempt from registration pursuant to Regulation S of the SEC.  We did not engage any broker or investment banker and we did not pay any brokers, finders’ or placement fee in connection with the sale.

Repurchase of Equity Securities.

The Company retired 25,503,333 shares of common stock as follows in connection with the transfer of 100% ownership in Jinchih:

10,003,333 shares under the name of Chu Li-An

5,000,000 shares under the name of Tao Pao-Ju

5,000,000 shares under the name of Huang Wen-Ling

5,000,000 shares under the name of Lei Yu-Jen

500,000 shares under the name of Kuan-Yin Lee

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

Results of Operations

Years ended December 31, 2017 and 2016

Revenue

The Company recognized $30,000 of revenue from continuing operation during the year ended December 31, 2017, as compared to $0 for the year ended December 31, 2016. As we discussed above, the Company sold off the wholly-owned subsidiary Jinchih on September 30, 2017, we presented the revenue for the year ended December 31, 2016 as revenue from discontinued operation on Consolidated Statements of Comprehensive Loss.

Our revenue from continuing operation were generated from the I.T. management consulting services.

General and Administrative Expenses:

General and administrative expenses from continuing operations were $185,449 and $209,347 for the years ended December 31, 2017 and 2016, respectively. The decrease was primarily due to decrease in salary expense and travel expense.

Interest expense

Interest expense from continuing operation was $96,188 for the year ended December 31, 2017 which included the interest on the convertible promissory notes issued for $1,188 and the amount of beneficial conversion feature for $95,000. There was no interest expense from continuing operation for the year ended December 31, 2016.

Loss from continuing operations

The Company generated loss from continuing operations of $251,637 and $209,347 for the years ended December 31, 2017 and 2016, respectively.

Loss from discontinued operations

The Company’s operating subsidiary in Taiwan was sold to one of the Company’s directors on September 30, 2017. Hence the Company has presented results of the Taiwan Subsidiary operations as a discontinued operation in the consolidated statements of comprehensive loss. During the years ended December 31, 2017 and 2016, loss from discontinued operation were $547,872 and $104,655 respectively.

Net loss

As a result of the foregoing, the Company generated net loss of $799,509 and $314,002 for the years ended December 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

We have funded our operations to date primarily through operations, and related party loans and capital contributions. Due to our net loss and negative cash flow from operating activities, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s management recognizes that the Company must generate sales and obtain additional financial resources to continue to develop its operations

As of December 31, 2017, we had a working capital deficit of $78,508. Our current assets on December 31, 2017 were $65,044 primarily consisting of cash of $50,044, and account receivable of $15,000. Our current liabilities were primarily composed of credit card payable of $4,630, convertible promissory notes of $95,000 and accrued expenses and other current liabilities of $43,922.

Cash Flow from Operating Activities

Net cash used in operating activities was $22,994 during the year ended December 31, 2017, which consisted of our net loss from continuing operation of $251,637, offset by non-cash interest of $95,000, a change of accounts receivable of $15,000, a change of credit card payable of $4,630, a change of accrued expenses of $32,188 and net cash provided by discontinued operation of $111,825.

Net cash used in operating activities was $130,776 during the year ended December 31, 2016, which consisted of our net loss from continuing operation of $209,347, offset by a change of accounts payable of $18,000, a change of accrued expenses of $9,000 and net cash provided by discontinued operation of $51,571.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $2,810 for the year ended December 31, 2017, all of which contributed by discontinued operation.

Net cash used in investing activities totaled $165,051 for the year ended December 31, 2016, which was primarily related to $22,732 received from short-term investment, offset by $9,435 paid for the acquisition of office equipment, and $178,348 paid for the acquisition of intangible assets, all of which contributed by discontinued operation.

Cash Flow from Financing Activities

Net cash provided by financing activities was $56,608 during the year ended December 31, 2017, which primarily consisted of proceeds from non-related party loan of $2,734, proceeds from convertible promissory note from related party of $30,000, proceeds from convertible promissory note from non-related party of $65,000, and proceeds from sales of the Company’s common stock of $105,000, offset by net cash used in discontinued operation of $146,126.

Net cash provided by financing activities was $383,913 during the year ended December 31, 2016, which primarily consisted of proceeds from sales of the Company’s common stock of $214,004 and net cash provided by discontinued operation of $169,909.

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

A summary of significant accounting policies is included in Note 3 to the consolidated financial statements included in this Annual Report. Of these policies, we believe that the following items are the most critical in preparing our financial statements.

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

Inventories

Inventories consists of products purchased and are valued at the lower of cost or net realizable value. Cost is determined on the weighted average cost method. The Company reduces inventories for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated net realizable value. Factors utilized in the determination of estimated net realizable value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new product introductions, (v) product expiration dates, and (vi) component and packaging obsolescence.

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

The functional currency of each foreign subsidiary is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures, would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered. If a subsidiary’s functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements is included in accumulated other comprehensive income. However, if the functional currency is deemed to be the U.S. Dollar, then any gain or loss associated with the re-measurement of these financial statements from the local currency to the functional currency would be included in the consolidated statements of comprehensive income (loss). If the Company disposes of foreign subsidiaries, then any cumulative translation gains or losses would be recorded into the consolidated statements of comprehensive income (loss). If the Company determines that there has been a change in the functional currency of a subsidiary to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within the statement of comprehensive income (loss).

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

Most Recent accounting pronouncements

Refer to Note 3 in the accompanying consolidated financial statements.

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

Consolidated Financial Statements

The full text of our audited consolidated financial statements as of December 31, 2017 and 2016 begins on page F-1 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company changed auditor on January 3, 2018. Please refer to 8-K dated January 9, 2018.

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

During the course of internal evaluation, following control weaknesses are noted for the fiscal year ended December 31, 2017 that required correction:

•	no independent director exists in the Board of Directors, and the directors and accounting personnels have little understanding about U.S. GAAP and Sarbanes-Oxley Act 404 requirements in 2017.

Based upon their evaluation as of the end of the period covered by this annual report, the Company's chief executive officer and chief financial officer concluded that, due to the significant deficiencies in internal control over financial reporting described below, the Company's disclosure controls and procedures are not effective as of December 31, 2017.

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

Management is currently reviewing its staffing and systems in order to remedy the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2017. Additionally, the Registrant’s management has concluded that the Registrant has a material weakness associated with its U.S. GAAP expertise.

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

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors and executive officers of the Registrant; (2) all positions and offices with the Registrant held by each such person; (3) any period during which he or she has served as such. All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors.

Name (1)	Age	Title
Chi-Shun Chang	55	Chief Executive Officer, Director
Chu-Li An	56	Director
Ong Tee Keat	61	Chairman
Yanru Zhou	24	Interim Chief Executive Officer and Chief Finance Officer

On July 17, 2017, the Board of Directors (the “Board”) of the Company appointed Mr. Ong Tee Keat as Chairman of the Board of Directors. Mr. Keat was a member of the Parliament of Malaysia until 2013, elected as the Deputy Speaker of House of Representatives, Malaysian Parliament from 1990 to 1999, elected as the Executive Council Member of the Commonwealth Parliamentary Association from 1990 to 1995, served as the Deputy Minister for Youth and Sports Ministry of Malaysia from 2000 to 2006, served as the Deputy Minister for Higher Education Ministry of Malaysia from 2006 to 2008, served as the Minister for Transport of Malaysia from 2008 to 2010, and the 8th president of the Malaysian Chinese Association (MCA).

He is educated at Confucian High School in Kuala Lumpur, Ong went on to the prestigious Methodist Boys' School for Form Six studies. Six years after graduating as a mechanical engineer, and while enjoying a lucrative post at an engineering firm, he quit to become political secretary to the then Housing and Local Government Minister Datuk Lee Kim Sai in 1986. Ong won several literary awards for his works was once a columnist for Chinese daily Sin Chew Jit Poh. His articles ran from 1979 to 1986.

On Oct 1, 2017, the Board appointed Chi-Shun Chang as Chief Executive Officer of the Company. Mr. Chang, 54, has served as president of Rock Computer Technology Company in NY since 1993. Mr. Chang received his Masters Degree in Electronics Engineering from the New York University Tandon School of Engineering (formerly the Polytechnic Institute of New York University). The agreement was terminated on February 28, 2018.

Ms. Chu, 56, served as chief executive officer of Jin Chih International Co., Ltd., a international trade company from September 2001 through present 2013. From September 2008 to September 2013, Ms. Chu served as e president of Wealthy Link Technology Corp. Ms. Chu received her undergradte degree in business from Ming Chuan College in 1982, and MBA degree in Business from Angelo State University in Texas in 1987.

On Feb 28, 2018, the Board appointed Yanru Zhou as interim Chief Executive Officer of the Company. Ms. Zhou, 24, received her undergraduate education in China

Nominating, Compensation and Audit Committees

The Board of Directors does not have an audit committee, a compensation committee or a nominating committee, due to the small size of the Board. The Board does also not have an “audit committee financial expert” within the definition given by the Regulations of the Securities and Exchange Commission.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the stock, and any changes in that ownership, to the SEC.

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

Board Attendance

During 2017, the board of directors did not hold any meetings.  All actions were taken by actions in writing.

ITEM 11.	EXECUTIVE COMPENSATION

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2017 and December 31, 2016 by each person who served as chief executive officer during the year ended December 31, 2017.

SUMMARY COMPENSATION TABLE

	Fiscal	Salary	Bonus	Stock Awards	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
Chu Li An, chief executive and	2017	22,500	0	0	0	22,500
financial officer (1)	2016	30,000	0	0	0	30,000
Chi-Shun Chang chief executive officer. (2)	2017	7,500	0	0	0	7,500
Ong Tee-Keat Chairman (3)	0	0	0	0	0	0

(1) Ms. Chu Li An has served as chief financial officer since October 2013 to September 30, 2017.

(2) Mr. Chang has served as chief executive officer since October 1, 2017.

(3) Mr. Ong has not received any compensation as of December 31, 2017.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2017.

	Option awards				Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Chi-Shun Chang CEO	—	—	$—	—	—	—	—	—

Remuneration of Directors

None of the members of the Board of Directors receives remuneration for service on the Board.

Executive Employment Contracts

We have employment agreements with CEO, Chih-Shun Chang on Oct. 1, 2017 for a term of five years, subject to automatic renewals of five years at the rate of $30,000 per year. The agreement was terminated on February 28, 2018.

Equity Compensation Plan Information

We do not have any compensation plan as of December 31, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of outstanding Registrant Common Stock as of December 31, 2017 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares.

Name and Address of Beneficial Owner (4)	Amount and Nature of Beneficial Ownership (2)	Percentage of Class (2)
(5% beneficial Owner)

A&U Capital Partner Ltd.	3,000,000	8.95%
Youxin Peng	5,500,000	16.41%
Zhirong Peng	5,500,000	16.41%
North America Chinese Financial Association	5,500,000	16.41%
(Director and Management)

Zhou Yanru	5,500,000	16.41%
Chu Li An	60,000	0.001%
Ong Tee Keat	0	0.00%
All Directors, Executive Officers and 5% Beneficial Owner as a Group (7 persons)	25,060,000	74.79%

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

(2) For each shareholder, the calculation of percentage of beneficial ownership is based upon 33,503,604 shares of Common Stock outstanding as of December 31, 2017, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

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

Transactions with Related Persons

On September 30, 2017, pursuant to agreements with one of the Company’s directors, Li-An Chu, the Company transferred the 100% ownership in its wholly owned Taiwan Subsidiary, Jinchih International Limited (“Jinchih”), to Li-An Chu in exchange for cancellation of debt of $379,254 and cancellation of total 25,503,333 shares of the Company’s common stock owned by a group of stockholders, including Li-An Chu.

During the year ended December 31, 2016, stockholders advanced $183,304 to the Company. As of December 31, 2016, the balance due to related parties was $268,141.

On May 10, 2016, the Company issued 3,333 shares to director Chu,Li-An, in exchange for cancellation of debt.

During the year ended December 31, 2017, the Company paid $37,500 to Rock Computer Technology Company for service provided. The company’s CEO, Mr. Chi-Shun Chang, served as the president of Rock Computer Technology Company.

During the year ended December 31, 2017, the Company entered a loan agreement and issued a promissory note to the Chairman of Board of Directors. (See Note 9)

Director Independence

Currently, we have no independent directors on our Board of Directors, and therefore have no formal procedures in effect for reviewing and pre-approving any transactions between us, our directors, officers and other affiliates. We will use our best efforts to insure that all transactions are on terms at least as favorable to the Company as we would negotiate with unrelated third parties.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	2017	2016
Audit fees(1)	$40,000	$15,000
Audit-related fees	$—	$—
Tax fees(2)	$—	$—
All other fees	$—	$—
Total	$40,000	$15,000

(1)	Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by Paritz & Company, P.C., for our consolidated financial statements as of and for the year ended December 31, 2017.

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

Sino United Worldwide Consolidated Ltd.

Date: July 5, 2018	By:	/s/ Yanru Zhou
Yanru Zhou Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yanru Zhou	Chief Financial Officer, Director	July 5, 2018
Yanru Zhou	(Principal Financial Officer)

/s/ Yanru Zhou	Chief Executive Officer	July 5, 2018
Yanru Zhou

Sino United Worldwide Consolidated Ltd. and Subsidiary

December 31, 2017 and 2016

Index to the consolidated financial statements

Contents	Page(s)
Report of Independent Registered Public Accounting Firm	F-1 - F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Comprehensive Loss	F-4
Consolidated Statements of Stockholders’ Equity (Deficiency)	F-5
Consolidated Statements of Cash Flows	F-6
Notes to the Consolidated Financial Statements	F-7 - F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Sino United Worldwide Consolidated Ltd.

Flushing, NY

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Sino United Worldwide Consolidated Ltd (the “Company”) as of December 31, 2017, and the related consolidated statement of comprehensive loss, stockholders’ equity (deficiency), and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company had a working capital deficit of $78,508, accumulated deficit of $1,759,743 and stockholders’ deficiency of $78,508 as of December 31, 2017, and has not generated cash or income from its continuing operation. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

 /S/Paritz & Company, P.A.

Hackensack, NJ

July 6, 2018

We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
AJ Greentech Holdings Ltd.

We have audited the accompanying consolidated balance sheets of AJ Greentech Holdings Ltd. (the “Company”) as of December 31, 2016 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  AJ Greentech Holdings Ltd. as of December 31, 2016 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Zhang, Hongling, CPA, P.C.

New York, NY

May 15, 2017.

Sino United Worldwide Consolidated Ltd.
Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash	$50,044	$3,016
Accounts receivable	15,000	—
Current assets of discontinued operation	—	2,068,531
Total Current Assets	65,044	2,071,547

Other assets of discontinued operation	—	169,444
Total Assets	$65,044	$2,240,991

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Credit card payable	$4,630	$—
Convertible promissory note - related party	30,000	—
Convertible promissory note - other	65,000	—
Due to related parties	—	268,141
Accrued expenses and other current liabilities	43,922	9,000
Current liabilities of discontinued operation	—	1,147,190
Total Current Liabilities	143,552	1,424,331

Long term liabilities of discontinued operation	—	433,457
Total Liabilities	143,552	1,857,788

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity (Deficiency)
Common stock, $0.001 par value, 394,500,000 shares authorized; 33,503,604 and 58,985,937 shares issued and outstanding at December 31, 2017 and 2016, respectively	33,504	58,986
Additional paid-in capital	1,647,731	593,947
Accumulated deficit	(1,759,743)	(960,234)
Accumulated other comprehensive income	—	690,504
Total Stockholders' Equity (Deficiency)	(78,508)	383,203
Total Liabilities and Stockholders’ Equity (Deficiency)	$65,044	$2,240,991

The accompanying notes are an integral part of these consolidated financial statements.

Sino United Worldwide Consolidated Ltd.
Consolidated Statements of Comprehensive Loss

	For the Year Ended
	December 31,
	2017	2016
Revenue	$30,000	$—

Operating expenses
General and administrative	185,449	209,347
Total operating expenses	185,449	209,347

Loss from operations	(155,449)	(209,347)

Other expenses:
Interest expense - Related Party	(30,375)	—
Interest expense - Other	(65,813)	—
Total other expense	(96,188)	—

Loss from continuing operations before income tax	(251,637)	(209,347)
Income tax provision	—	—
Loss from continuing operations	(251,637)	(209,347)

Discontinued operations
Loss from discontinued operations, net of tax	(547,872)	(104,655)

Net loss	(799,509)	(314,002)

Other comprehensive income (loss)
Foreign currency translation adjustment	37,976	(85,070)
Comprehensive loss	$(761,533)	$(399,072)

Loss per share
Basic and Diluted - continuing operation	$(0.00)	$(0.00)
- discontinued operation	$(0.01)	$(0.00)
Total	$(0.01)	$(0.00)

Weighted average shares outstanding - Basic and Diluted	52,562,705	58,705,593

The accompanying notes are an integral part of these consolidated financial statements.

Sino United Worldwide Consolidated Ltd.
Consolidated Statements of Stockholders' Equity (Deficiency)

	Common Stock		Additional		Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (loss)	Total
Balance at December 31, 2015	58,443,054	$58,443	$380,485	$(646,232)	$775,574	$568,270
Issuance of common stock for cash	542,883	543	213,462	—	—	214,005
Net loss	—	—	—	(314,002)	—	(314,002)
Foreign currency translation adjustment	—	—	—	—	(85,070)	(85,070)
Balance at December 31, 2016	58,985,937	58,986	593,947	(960,234)	690,504	383,203
Beneficial conversion feature for convertible notes	—	—	95,000	—	—	95,000
Issuance of common stock for cash	21,000	21	104,979	—	—	105,000
Net loss	—	—	—	(799,509)	—	(799,509)
Foreign currency translation adjustment	—	—	—	—	37,976	37,976
Sold off a subsidiary (see Note 4)	(25,503,333)	(25,503)	853,805	—	(728,480)	99,822
Balance at December 31, 2017	33,503,604	$33,504	$1,647,731	$(1,759,743)	$—	$(78,508)

The accompanying notes are an integral part of these consolidated financial statements.

Sino United Worldwide Consolidated Ltd.
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2017	2016
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(799,509)	$(314,002)
Net loss from discontinued operation	(547,872)	(104,655)
Net loss from continuing operation	(251,637)	(209,347)

Adjustment to reconcile net loss to net cash used in operating activities:
Non-cash interest	95,000	—
Change in operating assets and liabilities:
Accounts receivable	(15,000)	—
Accounts payable	—	18,000
Credit card payable	4,630	—
Accrued expenses	32,188	9,000
Net cash used in continuing operation	(134,819)	(182,347)
Net cash provided by discontinued operation	111,825	51,571
Net cash used in operating activities	(22,994)	(130,776)

CASH FLOW FROM INVESTING ACTIVITIES
Net cash used in continuing operation	—	—
Net cash used in discontinued operation	(2,810)	(165,051)
Net cash used in investing activities	(2,810)	(165,051)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from non-related party loan	2,734	—
Proceeds from convertible promissory note- related party	30,000	—
Proceeds from convertible promissory note- non-related party	65,000	—
Proceeds from issuance of common stock	105,000	214,004
Net cash provided by continuing operation	202,734	214,004
Net cash provided by (used in) discontinued operation	(146,126)	169,909
Net cash provided by financing activities	56,608	383,913

Effect of exchange rate changes on cash	16,224	(85,070)
INCREASE IN CASH	47,028	3,016
Cash - beginning of year	3,016	—
Cash - ending of year	$50,044	$3,016

Supplement disclosure information
Cash paid for interest	$24,854	$33,324
Cash paid for income taxes	$2,746	$—

Non-cash financing activities:
Debt discount incurred from beneficial conversion feature	$95,000	$—
Due to related parties balances were settled by sale of subsidiary	$379,254	$—

The accompanying notes are an integral part of these consolidated financial statements.

Sino United Worldwide Consolidated Ltd.

Notes to the Consolidated Financial Statements

 December 31, 2017 and 2016

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

Basis of presentation and consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of the Company and its wholly owned subsidiary. All inter-company transactions and balances are eliminated in consolidation.

Certain amounts in last year’s financial statements have been reclassified to conform to current year presentation.

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital deficit of $78,508, an accumulated deficit of $1,759,743 and stockholders’ deficiency was $78,508 as of December 31, 2017. The Company did not generate cash or income from its continuing operation. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results. Significant accounting estimates reflected in the Company’s consolidated financial statements included the valuation of accounts receivable, the estimated useful lives of long term assets, the valuation of short term investment and the valuation of deferred tax assets.

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

For the years ended December 31, 2017 and 2016, the Company recorded bad debt expense of $313,430 and $87,590, respectively, which were included in the loss from discontinued operations.

Inventories

Inventories consists of products purchased and are valued at the lower of cost or net realizable value. Cost is determined on the weighted average cost method. The Company reduces inventories for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated net realizable value. Factors utilized in the determination of estimated net realizable value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new product introductions, (v) product expiration dates, and (vi) component and packaging obsolescence.

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

Net Loss per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive warrants and options and convertible securities. Because the Company incurred losses for the years ended December 31, 2017 and 2016, the number of basic and diluted shares of common stock is the same since any effect from outstanding warrants would be anti-dilutive.

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

Average Rate for the year	December 31, 2016	December 31, 2017
Taiwan dollar (TWD)	1	1
United States dollar ($)	0.03105	0.033

Exchange Rate at	December 31, 2016	December 31, 2017
Taiwan dollar (TWD)	1	1
United States dollar ($)	0.03098	0.033

Comprehensive Income (Loss)

Comprehensive income (loss) includes accumulated foreign currency translation gains and losses with respect to the operating entity in Taiwan.

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

NOTE 4 – Discontinued Operation

On September 30, 2017, pursuant to agreements with one of our directors, Li-An Chu, the Company transferred the 100% ownership in Jinchih, to Li-An Chu in exchange for cancellation of loan payable of $379,254 to Li-An Chu and cancellation of total 25,503,333 shares of the Company’s common stock owned by a group of stockholders, including Li-An Chu. As a result of these transactions, Jinchih is no longer a wholly owned subsidiary of the Company as of September 30, 2017. Since Jinchih was sold back to Li-An Chu who is the Company’s director, CEO and CFO at the time of the transaction, no gain or loss was recorded in the statement of comprehensive loss for the year ended December 31, 2017. The net gain of $99,822 from the sale of Jinchih was included in stockholders’ equity.

The balance sheets and the results of operations of discontinued operations for the years ended December 31, 2017 and 2016 are as following:

	2017	2016
Assets:
Cash	$—	$251,416
Short-term investments	—	403,617
Accounts receivable, net	—	1,331,409
Inventories	—	81,058
Other current assets	—	1,031
Property, plant and equipment, net	—	8,890
Intangible Assets, net	—	146,142
Other assets	—	14,412
Total assets	$—	$2,237,975

Liabilities:
Short-term loan	—	427,168
Accounts payable	—	584,605
Advances from customers	—	132,000
Other current liabilities	—	3,417
Long-term debt	—	433,457
Total liabilities	$—	$1,580,647

	2017	2016

Revenue	$2,439,841	$2,666,662
Cost of goods sold	(1,827,637)	(2,307,293)
General and administrative expenses	(792,542)	(307,404)
Depreciation and amortization	(30,665)	(32,751)
Bad debt expense	(313,430)	(87,590)
Interest income (expense), net	(23,439)	(33,075)
Income tax provision	—	(3,204)
Loss from discontinued operations	$(547,872)	$(104,655)

NOTE 5 – Accounts Receivable

Accounts receivable at December 31, 2017 and 2016 consisted of the following:

	December 31, 2017	December 31, 2016
Continuing operations:
Accounts receivable	$15,000	$—
Less: Allowance for doubtful accounts	—	—
	$15,000	$—

	December 31, 2017	December 31, 2016
Discontinued operations:
Accounts receivable	$—	$1,418,999
Less: Allowance for doubtful accounts	—	(87,590)
	$—	$1,331,409

NOTE 6 – Short-Term Investment

Short-term investment consists of shares of stock of non-public traded company purchased by the Company which was recorded at cost. For the year ended December 31, 2016, the Company sold 100,000 shares of stock of Xin Tianran Electric Power Co., Ltd. for TWD$10 (approximately $0.33) per share which was same as the cost per share. No gain or loss was recognized. During the year ended December 31, 2017, the Company impaired the full amount of short-term investment and recorded an impairment loss of $425,753 which was included in the loss from discontinued operation.

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

On September 30, 2017, the Company sold Jinchih to one of the Company’s officer and director (see note 4).

	December 31, 2017	December 31, 2016
Intangible assets	$—	$178,348
Less: Accumulated amortization	—	(32,206)
Total:	$—	$146,142

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

There were no bank loan payable as of December 31, 2017.

NOTE 9 – Convertible Promissory Note

On October 1, 2017, Mr. Tee-Keat Ong, the Chairmen of the Board of Directors, and the Company entered into a loan agreement pursuant to which Mr. Tee-Keat Ong agreed to lend the Company $30,000 initially with future loan amount up to $1,000,000. On the same date, the Company issued a promissory note to Mr. Tee-Keat Ong for the principal amount of $30,000. The promissory note bears interest at five percent (5%) per annum and is due on demand. Pursuant to the terms of the note, the note is convertible into the Company’s common stock at a conversion price of $0.001 per share. The note began to accrue interest at 10% per annum when it is past due.

On October 1, 2017, the Company entered into a loan agreement with Ms. Shoou Chyn Kan, an unrelated individual. Pursuant to the loan agreement, Ms. Shoou Chyn Kan agreed to lend the Company $65,000 initially with future loan amount up to $1,000,000. On the same date, the Company issued a promissory note to Ms. Shoou Chyn Kan for the principal amount of $65,000. The promissory note bears interest at 5% per annum and is due on demand. Pursuant to the terms of the note, the note is convertible into the Company’s common stock at a conversion price of $0.001 per share. The note began to accrue interest at 10% per annum when it is past due.

Since the conversion price for above notes were lower than the quoted price of the Company’s common stock on OTC market, the beneficial conversion amount of $95,000 was recorded as interest expense in the statement of comprehensive loss for the year ended December 31, 2017.

NOTE 10 – Related Party Transactions and Balances

Due to related parties consists of amount advances from stockholders for the use of working capital and the payment of expenses. During the year ended December 31, 2016, stockholders advanced $183,304 to the Company. As of December 31, 2016, the balance due to related parties was $268,141.

On May 10, 2016, the Company issued 3,333 shares to director Chu,Li-An, in exchange for cancellation of debt.

During the year ended December 31, 2017, the Company paid $37,500 to Rock Computer Technology Company for service provided. The company’s CEO, Mr. Chi-Shun Chang served as the president of Rock Computer Technology Company.

During the year ended December 31, 2017, the Company sold its wholly owned subsidiary, Jinchih, to one of its directors, Li-An Chu. (See Note 4)

During the year ended December 31, 2017, the Company entered a loan agreement and issued a promissory note to the Chairman of Board of Directors. (See Note 9)

NOTE 11 – INCOME TAXES

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has experienced operating losses for U.S. federal income tax purposes since inception. When it is more likely than not that the deferred tax asset cannot be realized through future income the Company must set up allowance for this future tax benefit.  As of December 31, 2017, the Company had approximately $1 million net operating loss carryforward available in the U.S. from continuing operation to reduce future taxable income. The Company set up 100% valuation allowance for deferred tax assets resulting from net operating loss carryforward.

Taxation on profits earned in the Taiwan has been calculated on the estimated assessable profits for the year at the rates of 17% in the Taiwan after taking into account the benefits from any special tax credits or “tax holidays” allowed in the county of operations.

A reconciliation of the provision for income taxes to the Company’s effective income tax rate for continuing operation is as follows:

	Years Ended December 31,
	2017	2016
Pre-tax loss	$(251,637)	$(209,347)
U.S. federal corporate income tax rate	35%	35%
Expected U.S. income tax credit	(88,073)	(73,271)
Change of valuation allowance	88,073	73,271
Effective tax expense	$—	$—

The Company had deferred tax assets as follows:

	Years Ended December 31,
	2017	2016
Net operating losses carried forward	$356,624	$268,552
Effect of rate change	(142,650)	—
Less: Valuation allowance	(213,974)	(268,552)
Net deferred tax assets	$—	$—

The U.S. Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion tax, respectively. The Company's deferred tax assets were remeasured to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%, resulting in a change of deferred tax assets of $142,650 for the year ended December 31, 2017. This amount can be seen on the rate reconciliation as an adjustment to deferred tax asset and corresponding valuation allowance.

NOTE 12 – COMMON STOCK

The Company issue the following shares of common stock during the periods indicated below:

On October 5, 2017, the Company issued 21,000 shares to two investors at five dollars per share for a purchase price of $105,000.

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

On October 31, 2016, the Company issued 400 shares to three investors with a purchase price of $14 per share for cash.

NOTE 13 –SUBSEQUENT EVENTS

The Company has evaluated the existence of significant events subsequent to the balance sheet date through the date the financial statements were issued and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the financial statements.

