Form 10-Q
period 2018-03-31
Sino United Worldwide Consolidated Ltd.
filed 2018-07-06
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

At March 31, 2018, there were 33,503,604 shares of the registrant's common stock issued and outstanding.

SINO UNITED WORLDWIDE CONSOLIDATED LTD.

FORM 10-Q

March 31, 2018

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Control and Procedures	14

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Mine Safety Disclosures.	16
Item 5.	Other Information.	16
Item 6.	Exhibits	16
SIGNATURES		17

Sino United Worldwide Consolidated Ltd.

Index to the consolidated financial statements

Table of Contents	Page(s)
Unaudited Consolidated Balance Sheets at March 31, 2018 and December 31, 2017	F-2
Unaudited Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2018 and 2017	F-3
Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2018 and 2017	F-4
Notes to the Consolidated Financial Statements (Unaudited)	F-5 - F-8

Sino United Worldwide Consolidated Ltd.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash	$47,203	$50,044
Accounts receivable	10,000	15,000
Total Current Assets	57,203	65,044

Property, plant and equipment, net	444	—
Total Assets	$57,647	$65,044

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Credit card payable	$5,486	$4,630
Convertible promissory note - related party	30,000	30,000
Convertible promissory note - other	65,000	65,000
Accrued expenses and other current liabilities	27,609	43,922
Total Current Liabilities	128,095	143,552

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficiency
Common stock, $0.001 par value, 394,500,000 shares authorized; 33,503,604 shares issued and outstanding	33,504	33,504
Additional paid-in capital	1,647,731	1,647,731
Accumulated deficit	(1,751,683)	(1,759,743)
Total Stockholders' Deficiency	(70,448)	(78,508)
Total Liabilities and Stockholders’ Deficiency	$57,647	$65,044

The accompanying notes are an integral part of these consolidated financial statements.

Sino United Worldwide Consolidated Ltd.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
Revenue	$30,000	$—

Operating expenses
General and administrative	20,752	10,473
Total operating expenses	20,752	10,473

Income (loss) from operations	9,248	(10,473)

Other expenses:
Interest expense - related party	(375)	—
Interest expense - other	(813)	—
Total other expense	(1,188)	—

Income (loss) from continuing operations before income tax	8,060	(10,473)
Income tax provision	—	—
Income (loss) from continuing operations	8,060	(10,473)

Discontinued operations
Income from discontinued operations, net of tax	—	164,562

Net income	8,060	154,089

Other comprehensive income
Foreign currency translation adjustment	—	38,901
Comprehensive income	$8,060	$192,990

Earnings (loss) per share
Basic - continuing operation	$0.00	$(0.00)
- discontinued operation	$—	$0.00
Total	$0.00	$0.00

Diluted - continuing operation	$0.00	$(0.00)
- discontinued operation	$—	$0.00
Total	$0.00	$0.00

Weighted average shares outstanding
Basic	33,503,604	58,985,937
Diluted	130,878,604	58,985,937

The accompanying notes are an integral part of these consolidated financial statements.

Sino United Worldwide Consolidated Ltd.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$8,060	$154,089
Net income from discontinued operation	—	164,562
Net income (loss) from continuing operation	8,060	(10,473)

Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Accounts receivable	5,000	—
Credit card payable	856	188
Accrued expenses and other current liabilities	(16,313)	5,000
Net cash used in continuing operation	(2,397)	(5,285)
Net cash provided by discontinued operation	—	252,078
Net cash provided by (used in) operating activities	(2,397)	246,793

CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(444)	—
Net cash used in continuing operation	(444)	—
Net cash used in discontinued operation	—	(1,253)
Net cash used in investing activities	(444)	(1,253)

CASH FLOW FROM FINANCING ACTIVITIES
Net cash used in continuing operation	—	—
Net cash used in discontinued operation	—	(254,847)
Net cash used in financing activities	—	(254,847)

Effect of exchange rate changes on cash	—	11,522
INCREASE (DECREASE) IN CASH	(2,841)	2,215
Cash - beginning of period	50,044	3,016
Cash - end of period	$47,203	$5,231

Supplement disclosure information
Cash paid for interest - continuing operation	$—	$—
Cash paid for interest - discontinued operation	$—	$8,156
Cash paid for income taxes - continuing operation	$—	$—
Cash paid for income taxes - discontinued operation	$—	$2,698

The accompanying notes are an integral part of these consolidated financial statements.

Sino United Worldwide Consolidated Ltd.

Notes to the Consolidated Financial Statements

March 31, 2018

(Unaudited)

Note 1 – Organization and Basis of presentation

Organization

Sino United Worldwide Consolidated Ltd. (the “Company”) provides IT management consulting services. The Company is also developing new businesses in various fields through careful review and critical selection of new growth businesses. The Company is planning to strengthen our core competencies in high technology and blockchain related businesses, such as blockchain dapps technology, fintech services, professional consultancy for ICO’s, and other high potential critical blockchain projects.

Basis of presentation and consolidation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2018 and the results of operations and cash flows for the periods ended March 31, 2018 and 2017. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2018. The balance sheet on December 31, 2017 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2017 as included in our Annual Report on Form 10-K.

Certain amounts in last year’s financial statements have been reclassified to conform to current year presentation.

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital deficit of $70,892, an accumulated deficit of $1,751,683 and a stockholders’ deficiency of $70,448 as of March 31, 2018. The Company did not generate sufficient cash or income from its continuing operation. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In accordance with ASC 830, Foreign Currency Matters, the Company translates the assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date and the statements of comprehensive income (loss) and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from TWD into U.S. dollar are recorded in stockholders’ equity as part of accumulated other comprehensive income. The exchange rates used for the financial statements in accordance with ASC 830, Foreign Currency Matters, are as follows:

Average Rate for the period	March 31, 2018	March 31, 2017
Taiwan dollar (TWD)	—	1
United States dollar ($)	—	0.0322

Exchange Rate at	March 31, 2018	December 31, 2017
Taiwan dollar (TWD)	—	1
United States dollar ($)	—	0.0330

The subsidiary in Taiwan was sold as of September 30, 2017.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard bodies that may have an impact on the Company’s accounting and reporting. The Company believes that any recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented.

NOTE 4 – Discontinued Operation

On September 30, 2017, pursuant to agreements with one of our directors, Li-An Chu, the Company transferred the 100% ownership in Jinchih, to Li-An Chu in exchange for cancellation of loan payable of $379,254 to Li-An Chu and cancellation of total 25,503,333 shares of the Company’s common stock owned by a group of stockholders, including Li-An Chu. As a result of these transactions, Jinchih is no longer a wholly owned subsidiary of the Company as of September 30, 2017. Since Jinchih was sold back to Li-An Chu who is the Company’s director, CEO and CFO at the time of the transaction, no gain or loss was recorded. The net gain of $99,822 from the sale of Jinchih was included in stockholders’ equity.

The results of operations of discontinued operations for the three months ended March 31, 2018 and 2017 are as following:

	2018	2017
Revenue	$—	$834,487
Cost of goods sold	—	(540,203)
General and administrative expenses	—	(74,438)
Depreciation and amortization	—	(13,387)
Interest income (expense), net	—	(6,879)
Income tax provision	—	(35,018)
Income from discontinued operations	$—	$164,562

NOTE 5 – Convertible Promissory Note

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

NOTE 6 – Related Party Transactions and Balances

As of March 31, 2018 and December 31, 2017, balance of convertible promissory note with related party was $30,000 (See Note 5). The Company accrued interest of $375 for the three months ended March 31, 2018.

NOTE 7 – Income Taxes

The Company was incorporated in the United States and are subject to income tax according to U.S. tax law.

A reconciliation of the provision for income taxes to the Company’s effective income tax rate for continuing operation is as follows:

	Three Months Ended March 31,
	2018	2017
Pre-tax income (loss)	$8,060	$(10,473)
U.S. federal corporate income tax rate	21%	35%
Expected U.S. income tax expense (credit)	1,693	(3,666)
Change of valuation allowance	(1,693)	3,666
Effective tax expense	$—	$—

As of March 31, 2018, the Company has approximately $1 million net operating loss carryforwards available in US, which will expire in 2026. It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company has set up 100% valuation allowance on deferred tax assets resulting from net operating loss incurred in the U.S.

As of March 31, 2018 and December 31, 2017, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods, and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three months ended March 31, 2018 and 2017, and no provision for interest and penalties is deemed necessary as of March 31, 2018 and December 31, 2017.

The U.S. Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion tax, respectively. The Tax Act requires the Company to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. Since the Company has no foreign subsidiaries after it disposed its Taiwan subsidiary on September 30, 2017, the Company believes that Tax Act will not have significant impact on the Company’s financial statements.

NOTE 8 – Subsequent Events

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

Overview

From October 2013 until September, 2017, through our Taiwan subsidiary Jinchih International Limited (“Jinchih”), we were engaged in design, marketing and distributing of hardware and software technologies, including new cell phone apps, as well as solutions and technology in fleet management, the driving record management system (DMS) that provide total solution and management mechanism for vehicles and driver behavior control and analysis, which increase driving safety and efficiency.

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

Currently, the Company provides IT management consulting services. The Company is also developing new businesses in various fields through careful review and critical selection of new growth businesses. The Company is planning to strengthen its core competencies in high technology and blockchain related businesses, such as blockchain dapps technology, fintech services, professional consultancy for ICO’s, and other high potential critical blockchain projects.

Results of Operations

Three Months Ended March 31, 2018 and 2017

Revenue

The Company generated $30,000 revenue from the continuing operation during the three months ended March 31, 2018. As discussed previously, the Company sold its wholly-owned subsidiary Jinchih on September 30, 2017, we included the revenue from Jinchih for the three months ended March 31, 2017 in the income from discontinued operation on Consolidated Statements of Comprehensive Income.

Our revenue of $30,000 were generated from the I.T. management consulting services.

General and administrative expenses

General and administrative expenses primarily consist of investor relation expenses, professional fees and other miscellaneous operational expenses. General and administrative expenses for the three months ended March 31, 2018 and 2017 were $20,752 and $10,473, respectively.

Interest expense

Interest expense from continuing operation was $1,188 for the three months ended March 31, 2018 which included the interest on the convertible promissory notes issued for $1,188. There was no interest expense from continuing operation for the three months ended March 31, 2017.

Income (Loss) from continuing operations

The Company generated net income from continuing operations of $8,060 and net loss from continuing operations of $10,473 for the three months ended March 31, 2018 and 2017, respectively.

Income from discontinued operations

The Company generated net income from discontinued operations of $0 and $164,562 for the three months ended March 31, 2018 and 2017, respectively.

Net income

As a result of the foregoing, the Company generated net income of $8,060 and $154,089 for the three months ended March 31, 2018 and 2017, respectively.

Foreign currency translation adjustments

The functional currency of our subsidiaries operating in the Taiwan is the Taiwan Dollars (“TWD”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of comprehensive income. As a result of these translations, which are a non-cash adjustment, we reported foreign currency translation gain of $38,901 for the three months ended March 31, 2017. There is no foreign currency translation adjustment recorded for the three months ended March 31, 2018 since the Company sold the wholly-owned subsidiary Jinchih on September 30, 2017.

Liquidity and Capital Resources

We have funded our operations to date primarily through the operations and related party loan, bank loan and capital contributions. The Company had a working capital deficit of $70,892, an accumulated deficit of $1,751,683 and a stockholders’ deficiency of $70,448 as of March 31, 2018. The Company did not generate sufficient cash or income from its continuing operation. There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s working capital requirements. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of March 31 2018, we had a working capital deficit of $70,892. Our current assets on March 31, 2018 were $57,203 primarily consisting of cash of $47,203. Our current liabilities were primarily composed of credit card payable of $5,486, convertible promissory notes of $95,000 and accrued expenses and other current liabilities of $27,609.

Cash Flow from Operating Activities

Net cash used in operating activities was $2,397 for the three months ended March 31, 2018, which consisted of our net income from continuing operation of $8,060, a change of accounts receivable of $5,000, a change of credit card payable of $856 and a change of accrued expenses of $16,313.

Net cash provided by operating activities was $246,793 for the three months ended March 31, 2017, which consisted of our net loss from continuing operation of $10,473, a change of credit card payable of $188, a change of accrued expenses of $5,000 and net cash provided by discontinued operation of $252,078.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $444 for the three months ended March 31, 2018, all of which contributed by continuing operation.

Net cash used in investing activities totaled $1,253 for the three months ended March 31, 2017, all of which contributed by discontinued operation.

Cash Flow from Financing Activities

Net cash used in financing activities was $254,847 for the three months ended March 31, 2017, all of which contributed by discontinued operation. There was no financing activities for the three months ended March 31, 2018.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of March 31, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending March 31, 2018. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Management is currently reviewing its staffing and systems in order to remedy the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of March 31, 2018. Additionally, the Registrant’s management has concluded that the Registrant has a material weakness associated with its U.S. GAAP expertise.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company was not a party to any legal proceeding or litigation as of March 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101	The following materials from Sino United Worldwide Consolidated Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2018 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet; (ii) the Consolidated Statement of Comprehensive Income; (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements. This Exhibit 101 is deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO UNITED WORLDWIDE CONSOLIDATED LTD.

Date: July 6, 2018	By: /s/ Yanru Zhou
Yanru Zhou
Chief Executive Officer

SINO UNITED WORLDWIDE CONSOLIDATED LTD.

Date: July 6, 2018	By: /s/ Yanru Zhou
Yanru Zhou
Chief Financial Officer

