Form 10-Q
period 2018-06-30
Sino United Worldwide Consolidated Ltd.
filed 2018-08-14
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

At June 30, 2018, there were 33,503,604 shares of the registrant's common stock issued and outstanding.

SINO UNITED WORLDWIDE CONSOLIDATED LTD.

FORM 10-Q

June 30, 2018

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Control and Procedures	14

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Mine Safety Disclosures.	16
Item 5.	Other Information.	16
Item 6.	Exhibits	16
SIGNATURES		17

Sino United Worldwide Consolidated Ltd.

Index to the consolidated financial statements

Table of Contents	Page(s)
Unaudited Consolidated Balance Sheets at June 30, 2018 and December 31, 2017	F-2
Unaudited Consolidated Statements of Comprehensive Income(loss) for the Three and Six Months Ended June 30, 2018 and 2017	F-3
Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017	F-4
Notes to the Consolidated Financial Statements (Unaudited)	F-5 - F-8

Sino United Worldwide Consolidated Ltd.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash	$9,845	$50,044
Accounts receivable	20,000	15,000
Total Current Assets	29,845	65,044

Total Assets	$29,845	$65,044

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Credit card payable	$10,388	$4,630
Convertible promissory note - related party	30,000	30,000
Convertible promissory note - other	65,000	65,000
Accrued expenses and other current liabilities	11,297	43,922
Total Current Liabilities	116,685	143,552

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficiency
Common stock, $0.001 par value, 394,500,000 shares authorized; 33,503,604 shares issued and outstanding	33,504	33,504
Additional paid-in capital	1,647,731	1,647,731
Accumulated deficit	(1,768,075)	(1,759,743)
Total Stockholders' Deficiency	(86,840)	(78,508)
Total Liabilities and Stockholders’ Deficiency	$29,845	$65,044

The accompanying notes are an integral part of these consolidated financial statements.

Sino United Worldwide Consolidated Ltd.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenue	$30,000	$—	$60,000	$—

Operating expenses
General and administrative	45,205	22,522	65,957	32,995
Total operating expenses	45,205	22,522	65,957	32,995

Loss from operations	(15,205)	(22,522)	(5,957)	(32,995)

Other expense:
Interest expense - related party	(375)	—	(750)	—
Interest expense - other	(812)	—	(1,625)	—
Total other expense	(1,187)	—	(2,375)	—

Loss from continuing operations before income tax provision	(16,392)	(22,522)	(8,332)	(32,995)
Income tax provision	—	—	—	—
Loss from continuing operations	(16,392)	(22,522)	(8,332)	(32,995)

Discontinued operations
Income from discontinued operations, net of tax	—	114,387	—	278,949

Net income (loss)	(16,392)	91,865	(8,332)	245,954

Other comprehensive income
Foreign currency translation adjustment	—	7,910	—	46,811
Comprehensive income (loss)	$(16,392)	$99,775	$(8,332)	$292,765

Earnings (loss) per share
Basic - continuing operation	$(0.00)	$(0.00)	$(0.00)	$(0.00)
- discontinuing operation	$—	$0.00	$—	$0.00
Total	$(0.00)	$0.00	$(0.00)	$0.00

Diluted - continuing operation	$(0.00)	$(0.00)	$(0.00)	$(0.00)
- discontinuing operation	$—	$0.00	$—	$0.00
Total	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average shares outstanding
Basic	33,503,604	58,985,937	33,503,604	58,985,937
Diluted	33,503,604	58,985,937	33,503,604	58,985,937

The accompanying notes are an integral part of these consolidated financial statements.

Sino United Worldwide Consolidated Ltd.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(8,332)	$245,954
Net income from discontinued operation	—	278,949
Net loss from continuing operation	(8,332)	(32,995)

Adjustment to reconcile net income(loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Accounts receivable	(5,000)	—
Credit card payable	5,758	4,347
Accrued expenses and other current liabilities	(32,625)	(3,881)
Net cash used in continuing operation	(40,199)	(32,529)
Net cash provided by discontinued operation	—	259,122
Net cash provided by(used in) operating activities	(40,199)	226,593

CASH FLOW FROM INVESTING ACTIVITIES
Net cash used in continuing operation	—	—
Net cash used in discontinued operation	—	(635)
Net cash used in investing activities	—	(635)

CASH FLOW FROM FINANCING ACTIVITIES
Net cash provided by continuing operation	—	—
Net cash used in discontinued operation	—	(244,334)
Net cash used in financing activities	—	(244,334)

Effect of exchange rate changes on cash	—	17,459
DECREASE IN CASH	(40,199)	(917)
Cash - beginning of period	50,044	3,016
Cash - end of period	$9,845	$2,099

Supplement disclosure information
Cash paid for interest - continuing operation	$—	$—
Cash paid for interest - discontinued operation	$—	$16,301
Cash paid for income taxes - continuing operation	$—	$—
Cash paid for income taxes - discontinued operation	$—	$2,735

The accompanying notes are an integral part of these consolidated financial statements.

Sino United Worldwide Consolidated Ltd.

Notes to the Consolidated Financial Statements

June 30, 2018

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

Basis of presentation and consolidation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2018 and the results of operations and cash flows for the periods ended June 30, 2018 and 2017. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six months ended June 30, 2018 is not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2018. The balance sheet on December 31, 2017 has been derived from the audited financial statements at that date.

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

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital deficit of $86,840, an accumulated deficit of $1,768,075 and a stockholders’ deficiency of $86,840 as of June 30, 2018. The Company did not generate sufficient cash or income from its continuing operation. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In accordance with ASC 830, Foreign Currency Matters, the Company translates the assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date and the statements of comprehensive income (loss) and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from TWD into U.S. dollar are recorded in stockholders’ equity (deficiency) as part of accumulated other comprehensive income. The exchange rates used for the financial statements in accordance with ASC 830, Foreign Currency Matters, are as follows:

Average Rate for the period	June 30, 2018	June 30, 2017
Taiwan dollar(TWD)	—	1
United States Dollar($)	—	0.0326

Exchange Rate at	June 30, 2018	June 30, 2017
Taiwan dollar(TWD)	—	1
United States Dollar($)	—	0.0330

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

NOTE 4 – Discontinued Operation (Continued)

The results of operations of discontinued operations for the three months ended June 30, 2018 and 2017 are as following:

	2018	2017
Revenue	$—	$1,132,506
Cost of goods sold	—	(874,425)
General and administrative expenses	—	(98,374)
Depreciation and amortization	—	(12,542)
Interest expense, net of interest income	—	(8,035)
Income tax provision	—	(24,743)
Income from discontinued operations	$—	$114,387

The results of operations of discontinued operations for the six months ended June 30, 2018 and 2017 are as following:

	2018	2017
Revenue	$—	$1,966,993
Cost of goods sold	—	(1,414,628)
General and administrative expenses	—	(172,812)
Depreciation and amortization	—	(25,929)
Interest expense, net of interest income	—	(14,914)
Income tax provision	—	(59,761)
Income from discontinued operations	$—	$278,949

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

NOTE 6 – Related Party Transactions and Balances

As of June 30, 2018 and December 31, 2017, balance of convertible promissory note with related party was $30,000 (See Note 5). The Company accrued interest of $375 and $750 for the three and six months ended June 30, 2018.

NOTE 7 – Income Taxes

The Company was incorporated in the United States and are subject to income tax according to U.S. tax law.

A reconciliation of the provision for income taxes to the Company’s effective income tax rate for continuing operation is as follows:

	Six Months Ended June 30,
	2018	2017
Pre-tax loss	$(8,332)	$(32,995)
U.S. federal corporate income tax rate	21%	35%
Expected U.S. income tax benefit	(1,750)	(11,548)
Change of valuation allowance	1,750	11,548
Effective tax expense	$—	$—

As of December 31, 2017, the Company has approximately $1 million net operating loss carryforwards available in US, which will start to expire in 2026. In six months ended June 30, 2018, the Company has approximately $8,000 net operating loss carryforward available in the U.S., which can be used to offset 80 percent of future taxable income and can be carried forward indefinitely. It is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company has set up 100% valuation allowance on deferred tax assets resulting from net operating loss incurred in the U.S.

As of June 30, 2018 and December 31, 2017, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods, and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three and six months ended June 30, 2018 and 2017, and no provision for interest and penalties is deemed necessary as of June 30, 2018 and December 31, 2017.

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

Results of Operations

Three and Six Months Ended June 30, 2018 and 2017

Revenue

The Company generated $30,000 and $60,000 of revenue from the continuing operation during the three and six months ended June 30, 2018. As discussed previously, the Company sold its wholly-owned subsidiary Jinchih on September 30, 2017, we included the revenue from Jinchih for the three and six months ended June 30, 2017 in the income from discontinued operation on Consolidated Statements of Comprehensive Income (Loss).

Our revenue of $60,000 was generated from the I.T. management consulting services.

General and administrative expenses

General and administrative expenses primarily consist of investor relation expenses, professional fees and other miscellaneous operational expenses. General and administrative expenses for the three months ended June 30, 2018 and 2017 were $45,205 and $22,522, respectively. General and administrative expenses for the six months ended June 30, 2018 and 2017 were $65,957 and $32,995, respectively. The increase in general and administrative expense is primarily related to the professional fee paid for filing the Company’s prior period 10K and 10Qs.

Interest expense

Interest expense from continuing operation was $1,187 for the three months ended June 30, 2018 which included the interest on the convertible promissory notes issued for $1,187. There was no interest expense from continuing operation for the three months ended June 30, 2017.

Interest expense from continuing operation was $2,375 for the six months ended June 30, 2018 which included the interest on the convertible promissory notes issued for $2,375. There was no interest expense from continuing operation for the six months ended June 30, 2017.

Loss from continuing operations

The Company generated net loss from continuing operations of $16,392 and $22,522 for the three months ended June 30, 2018 and 2017, respectively.

The Company generated net loss from continuing operations of $8,332 and $32,995 for the six months ended June 30, 2018 and 2017, respectively.

Income from discontinued operations

The Company generated net income from discontinued operations of $114,387 and $278,949 for the three and six months ended June 30, 2017, respectively. There was no income or loss generated for the three and six months ended June 30, 2018.

Net income(loss)

As a result of the foregoing, the Company generated net loss of $16,392 and $8,332 for the three and six months ended June 30, 2018, respectively. The Company generated net income of $91,865 and $245,954 for the three and six months ended June 30, 2017, respectively.

Foreign currency translation adjustments

The functional currency of our subsidiaries operating in the Taiwan is the Taiwan Dollars (“TWD”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of comprehensive income. As a result of these translations, which are a non-cash adjustment, we reported foreign currency translation gain of $7,910 and $46,811 for the three and six months ended June 30, 2017. There is no foreign currency translation adjustment recorded for the three and six months ended June 30, 2018 since the Company sold the wholly-owned subsidiary Jinchih on September 30, 2017.

Liquidity and Capital Resources

We have funded our operations to date primarily through the operations and related party loan, bank loan and capital contributions. The Company had a working capital deficit of $86,840, an accumulated deficit of $1,768,075 and a stockholders’ deficiency of $86,840 as of June 30, 2018. The Company did not generate sufficient cash or income from its continuing operation. There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s working capital requirements. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of June 30, 2018, Our current assets were $29,845 primarily consisting of cash of $9,845 and account receivable of $20,000. Our current liabilities were primarily composed of credit card payable of $10,388, convertible promissory notes of $95,000 and accrued expenses and other current liabilities of $11,297.

Cash Flow from Operating Activities

Net cash used in operating activities was $40,199 for the six months ended June 30, 2018, which consisted of our net loss from continuing operation of $8,332, a change of accounts receivable of $5,000, a change of credit card payable of $5,758 and a change of accrued expenses of $32,625.

Net cash provided by operating activities was $226,593 for the six months ended June 30, 2017, which consisted of our net loss from continuing operation of $32,995, a change of credit card payable of $4,347, a change of accrued expenses of $3,881 and net cash provided by discontinued operation of $259,122.

Cash Flow from Investing Activities

There were no investing activities for the six months ended June 30, 2018.

Net cash used in investing activities totaled $635 for the six months ended June 30, 2017, all of which contributed by discontinued operation.

Cash Flow from Financing Activities

There were no financing activities for the six months ended June 30, 2018.

Net cash used in financing activities was $244,334 for the six months ended June 30, 2017, all of which contributed by discontinued operation.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of June 30, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending June 30, 2018. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Management is currently reviewing its staffing and systems in order to remedy the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of June 30, 2018. Additionally, the Registrant’s management has concluded that the Registrant has a material weakness associated with its U.S. GAAP expertise.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company was not a party to any legal proceeding or litigation as of June 30, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
10.1	The following materials from Sino United Worldwide Consolidated Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet; (ii) the Consolidated Statement of Comprehensive Income; (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements. This Exhibit 101 is deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO UNITED WORLDWIDE CONSOLIDATED LTD.

Date: August , 2018	By: /s/ Yanru Zhou
Yanru Zhou
Chief Executive Officer

SINO UNITED WORLDWIDE CONSOLIDATED LTD.

Date: August , 2018	By: /s/ Yanru Zhou
Yanru Zhou
Chief Financial Officer

