Form 10-Q
period 2018-09-30
Sino United Worldwide Consolidated Ltd.
filed 2018-11-19
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

At September 30, 2018, there were 33,503,604 shares of the registrant's common stock issued and outstanding.

SINO UNITED WORLDWIDE CONSOLIDATED LTD.

FORM 10-Q

September 30, 2018

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Control and Procedures	14

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Mine Safety Disclosures.	16
Item 5.	Other Information.	16
Item 6.	Exhibits	16
SIGNATURES		17

Sino United Worldwide Consolidated Ltd.

Index to the consolidated financial statements

Table of Contents	Page(s)
Balance Sheets at September 30, 2018 (Unaudited) and December 31, 2017 (Audited)	F-2
Unaudited Statements of Comprehensive Income(loss) for the Three and Nine Months Ended September 30, 2018 and 2017	F-3
Unaudited Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017	F-4
Notes to the Financial Statements (Unaudited)	F-5 - F-8

3

Sino United Worldwide Consolidated Ltd.
Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$19,872	$50,044
Accounts receivable	51,000	15,000
Total Current Assets	70,872	65,044

Total Assets	$70,872	$65,044

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Credit card payable	$11,206	$4,630
Convertible promissory note - related parties	95,000	95,000
Accrued expenses - related parties	22,750	1,188
Accrued expenses and other current liabilities	4,234	42,734
Total Current Liabilities	133,190	143,552

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficiency
Common stock, $0.001 par value, 394,500,000 shares authorized; 33,503,604 shares issued and outstanding	33,504	33,504
Additional paid-in capital	1,647,731	1,647,731
Accumulated deficit	(1,743,553)	(1,759,743)
Total Stockholders' Deficiency	(62,318)	(78,508)
Total Liabilities and Stockholders’ Deficiency	$70,872	$65,044

The accompanying notes are an integral part of these consolidated financial statements.

Sino United Worldwide Consolidated Ltd.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Consultancy revenue - related party	$60,000	$—	$120,000	$—
Costs of revenue	9,000	—	18,000	—
Gross profit	51,000	—	102,000	—

Operating expenses
General and administrative	14,827	48,005	80,784	81,000
Total operating expenses	14,827	48,005	80,784	81,000

Income(Loss) from operations	36,173	(48,005)	21,216	(81,000)

Other expense:
Interest expense - related party	(1,188)	—	(3,563)	—
Interest expense - other	(727)	—	(1,463)	—
Total other expense	(1,915)	—	(5,026)	—

Income(Loss) from continuing operations before income tax provision	34,258	(48,005)	16,190	(81,000)
Income tax provision	—	—	—	—
Income(Loss) from continuing operations	34,258	(48,005)	16,190	(81,000)

Discontinued operations
Loss from discontinued operations, net of tax	—	(826,821)	—	(547,872)

Net income(loss)	34,258	(874,826)	16,190	(628,872)

Other comprehensive income
Foreign currency translation adjustment	—	(8,835)	—	37,976
Comprehensive income(loss)	$34,258	$(883,661)	$16,190	$(590,896)

Earnings (loss) per share
Basic - continuing operation	$0.00	$(0.00)	$0.00	$(0.00)
- discontinuing operation	$—	$(0.01)	$—	$(0.01)
Total	$0.00	$(0.01)	$0.00	$(0.01)

Diluted - continuing operation	$0.00	$(0.00)	$0.00	$(0.00)
- discontinuing operation	$—	$(0.01)	$—	$(0.01)
Total	$0.00	$(0.01)	$0.00	$(0.01)

Weighted average shares outstanding
Basic	33,503,604	58,985,937	33,503,604	58,985,937
Diluted	33,503,604	58,985,937	33,503,604	58,985,937

The accompanying notes are an integral part of these consolidated financial statements.

Sino United Worldwide Consolidated Ltd.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$16,190	$(628,872)
Net loss from discontinued operation	—	(547,872)
Net income (loss) from continuing operation	16,190	(81,000)

Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Accounts receivable	(36,000)	—
Credit card payable	6,576	22,268
Accrued expenses and other current liabilities	(16,938)	(4,000)
Net cash used in continuing operation	(30,172)	(62,732)
Net cash provided by discontinued operation	—	111,825
Net cash provided by (used in) operating activities	(30,172)	49,093

CASH FLOW FROM INVESTING ACTIVITIES
Net cash used in continuing operation	—	—
Net cash used in discontinued operation	—	(2,810)
Net cash used in investing activities	—	(2,810)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from non-related party loan	—	2,734
Loan payable - related party	—	95,000
Loan payable - non-related party	—	—
Net cash provided by continuing operation	—	97,734
Net cash used in discontinued operation	—	(146,126)
Net cash used in financing activities	—	(48,392)

Effect of exchange rate changes on cash	—	16,224
INCREASE (DECREASE) IN CASH	(30,172)	14,115
Cash - beginning of period	50,044	3,016
Cash - end of period	$19,872	$17,131

Supplement disclosure information
Cash paid for interest	$—	$—
Cash paid for interest - discontinued operation	$—	$24,854
Cash paid for income taxes	$—	$—
Cash paid for income taxes - discontinued operation	$—	$2,746

Non-cash financing activities:
Due to related parties balance were settled by sale of subsidiary	$—	$379,254

The accompanying notes are an integral part of these consolidated financial statements.

Sino United Worldwide Consolidated Ltd.

Notes to the Consolidated Financial Statements

As of and for the nine months ended September 30, 2018

(Unaudited)

Note 1 – Organization

Organization

Sino United Worldwide Consolidated Ltd. (the “Company”), a Nevada Corporation, provides IT management consulting services. The Company is also developing new businesses in various fields through careful review and critical selection of new growth businesses. The Company is planning to strengthen our core competencies in high technology and blockchain related businesses, such as blockchain apps technology, fintech services, professional consultancy for ICO’s, and other high potential critical blockchain projects.

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital deficit of $63,028, an accumulated deficit of $1,743,553 and a stockholders’ deficiency of $62,318 as of September 30, 2018. The Company did not generate sufficient cash or income from its continuing operation. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 3 — Summary of Significant Accounting Policies

Basis of presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2018 and the results of operations and cash flows for the three and nine months ended September 30, 2018 and 2017. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended September 30, 2018 is not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2018. The balance sheet on December 31, 2017 has been derived from the audited financial statements at that date.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results. Significant accounting estimates reflected in the Company’s consolidated financial statements included the valuation of accounts receivable, the estimated useful lives of long-term assets, and the valuation of short-term investment and the valuation of deferred tax assets.

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

The fair values of the Company’s cash, accounts receivable, accrued expenses and other current liabilities approximate their carrying values due to the relatively short maturities of these instruments. The carrying value of the Company’s short- and long-term debt approximates fair value based on management’s best estimate of the interest rates that would be available for similar debt obligations having similar terms at the balance sheet date.

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

For the nine months ended September 30, 2018 and 2017, the Company recorded bad debt expense of $nil and $313,430, respectively, which were included in the loss from discontinued operations.

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

In accordance with ASC 830, Foreign Currency Matters, the Company translates the assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date and the statements of comprehensive income (loss) and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from TWD into U.S. dollar are recorded in stockholders’ equity(deficiency) as part of accumulated other comprehensive income. The exchange rates used for the financial statements in accordance with ASC 830, Foreign Currency Matters, are as follows:

Average Rate for the period	September 30, 2018	September 30, 2017
Taiwan dollar(TWD)	—	1
United States Dollar($)	—	0.033

Exchange Rate at	September 30, 2018	September 30, 2017
Taiwan dollar(TWD)	—	1
United States Dollar($)	—	0.033

The subsidiary in Taiwan was sold as of September 30, 2017.

Revenue Recognition

The Company adopted ASU 2014-09, Topic 606 on January 1, 2018, using the modified retrospective method. ASC 606 requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

The adoption of Topic 606 has no impact on revenue amounts recorded on the Company’s interim financial statements.

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

The results of operations of discontinued operations for the three months ended September 30, 2018 and 2017 are as following:

	2018	2017
Revenue	$—	$472,848
Cost of goods sold	—	(413,009)
General and administrative expenses	—	(392,962)
Depreciation and amortization	—	(544,934)
Interest expense, net of interest income	—	(8,525)
Income tax provision	—	59,761)
Income from discontinued operations	$—	$(826,821)

The results of operations of discontinued operations for the nine months ended September 30, 2018 and 2017 are as following:

	2018	2017
Revenue	$—	$2,439,841
Cost of goods sold	—	(1,827,637)
General and administrative expenses	—	(591,703)
Depreciation and amortization	—	(544,934)
Interest expense, net of interest income	—	(23,439)
Income tax provision	—	—
Income from discontinued operations	$—	$(547,872)

NOTE 5 – Convertible Promissory Note

On October 1, 2017, Mr. Tee-Keat Ong, the Chairmen of the Board of Directors, and the Company entered into a loan agreement pursuant to which Mr. Tee-Keat Ong agreed to lend the Company $30,000 initially with future loan amount up to $1,000,000. On the same date, the Company issued a promissory note to Mr. Tee-Keat Ong for the principal amount of $30,000. The promissory note bears interest at five percent (5%) per annum and is due after 120 days following the issue date of the Note. Pursuant to the terms of the note, the note is convertible into the Company’s common stock at a conversion price of $0.001 per share.

On October 1, 2017, the Company entered into a loan agreement with Ms. Shoou Chyn Kan, who is a significant debt holder of the Company, and is also an indirect shareholder the Company. Pursuant to the loan agreement, Ms. Shoou Chyn Kan agreed to lend the Company $65,000 initially with future loan amount up to $1,000,000. On the same date, the Company issued a promissory note to Ms. Shoou Chyn Kan for the principal amount of $65,000. The promissory note bears interest at five percent (5%) per annum and is due after 120 days following the issue date of the Note . Pursuant to the terms of the note, the note is convertible into the Company’s common stock at a conversion price of $0.001 per share.

Interest expenses on the convertible promissory notes above were interest of $1,188 and $3,563 for the three and nine months ended September 30, 2018.

NOTE 6 – Related Party Transactions

As of September 30, 2018 and December 31, 2017, balance of convertible promissory notes with related parties was $95,000 (See Note 5). The balances of the accrued interest are included in “Accrued expenses-related parties”.

The Company provides consultancy service to its sole customer whose legal representative of such customer is a family member of a significant shareholder of the Company. The Company generated revenue of $60,000 and $120,000 for the three and nine months ended September 30, 2018, respectively.

The Company accrued salary payable to Yanru Zhou, CEO of the Company, in cost of revenue. The salaries accrued were $9,000 and $18,000 for the three and nine months ended September 30, 2018. The balance of the salary accrued amounted to $18,000 and $0 as of September 30, 2018 and December 31, 2017, respectively, These balances are included in “Accrued expenses-related parties”.

The Company paid $0 and $30,000 to North America Chinese Financial Association (“NACF”), a significant shareholder of the Company, for marketing and consultancy service for the three and nine months ended September 30, 2018. These expenses are included into the General & Administrative Expenses.

NOTE 7 – Income Taxes

The Company was incorporated in the United States and are subject to income tax according to U.S. tax law.

A reconciliation of the provision for income taxes to the Company’s effective income tax rate for continuing operation is as follows:

	Nine Months Ended September 30,
	2018	2017
Pre-tax income(loss)	$16,190	$(81,000)
U.S. federal corporate income tax rate	21%	35%
Expected U.S. income tax benefit	3,400	(28,350)
Change of valuation allowance	(3,400)	28,350
Effective tax expense	$—	$—

As of September 30, 2018 and December 31, 2017, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods, and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three and nine months ended September 30, 2018 and 2017, and no provision for interest and penalties is deemed necessary as of September 30, 2018 and December 31, 2017.

The Company has not recognized an income tax benefit for its operating losses based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

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

Results of Operations

Three and Nine Months Ended September 30, 2018 and 2017

Revenue

The Company generated $60,000 and $120,000 of revenue from the continuing operation during the three and nine months ended September 30, 2018. As discussed previously, the Company sold its wholly-owned subsidiary Jinchih on September 30, 2017, we included the revenue from Jinchih for the three and nine months ended September 30, 2017 in the income from discontinued operation on Consolidated Statements of Comprehensive Income(loss).

Our revenue of $60,000 and $120,000 was generated from the consulting services for I.T. management and ICO’s from a related party. Our CEO provided these consultancy service on behalf of the Company. Accordingly, we recorded the salary accrued for the CEO as cost of revenue. The salary accrued was $9,000 and $18,000 for the three and nine months ended September 30, 2018.

General and administrative expenses

General and administrative expenses primarily consist of investor relation expenses, professional fees and other miscellaneous operational expenses. General and administrative expenses for the three months ended September 30, 2018 and 2017 were $14,827 and $48,005, respectively. General and administrative expenses for the nine months ended September 30, 2018 and 2017 were $80,784 and $81,000, respectively. The changes in general and administrative expense is primarily related to the professional fee paid for filing the Company’s prior period 10K and 10Qs.

Interest expense

Interest expense from continuing operation was $1,915 for the three months ended September 30, 2018 which included the interest on the convertible promissory notes issued for $1,187. There was no interest expense from continuing operation for the three months ended September 30, 2017.

Interest expense from continuing operation was $5,026 for the nine months ended September 30, 2018 which included the interest on the convertible promissory notes issued for $3,563. There was no interest expense from continuing operation for the nine months ended September 30, 2017.

Income (Loss) from continuing operations

The Company generated net income from continuing operations of $34,258 and net loss from continuing operations of $48,005 for the three months ended September 30, 2018 and 2017, respectively.

The Company generated net income from continuing operations of $16,190 and net loss from continuing operations of $81,000 for the nine months ended September 30, 2018 and 2017, respectively.

Loss from discontinued operations

The Company generated net loss from discontinued operations of $826,821 and $547,872 for the three and nine months ended September 30, 2017, respectively. There was no income or loss generated for the three and nine months ended September 30, 2018.

Net income(loss)

As a result of the foregoing, the Company generated net income of $34,258 and $16,190 for the three and nine months ended September 30, 2018, respectively. The Company generated net loss of $874,826 and $628,872 for the three and nine months ended September 30, 2017, respectively.

Liquidity and Capital Resources

We have funded our operations to date primarily through the operations and related party loan, bank loan and capital contributions. The Company had a working capital deficit of $62,318, an accumulated deficit of $1,743,553 and a stockholders’ deficiency of $62,318 as of September 30, 2018. The Company did not generate sufficient cash or income from its continuing operation. There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s working capital requirements. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of September 30, 2018, our current assets were $70,872 primarily consisting of cash of $19,872 and account receivable of $51,000. Our current liabilities were primarily composed of credit card payable of $11,206, convertible promissory notes of $95,000 and accrued expenses and other current liabilities of $26,984.

Cash Flow from Operating Activities

Net cash used in operating activities was $30,172 for the nine months ended September 30, 2018, which consisted of our net income from continuing operation of $16,190, a change of accounts receivable of $36,000, a change of credit card payable of $6,576 and a change of accrued expenses of $16,938.

Net cash provided by operating activities was $49,093 during the nine months ended September 30, 2017, which consisted of our net loss from continuing operation of $81,000, a change of credit card payable of $22,268, a change of accrued expenses of $4,000 and net cash provided by discontinued operation of $111,825.

Cash Flow from Investing Activities

There were no investing activities for the nine months ended September 30, 2018.

Net cash used in investing activities totaled $2,810 for the nine months ended September 30, 2017, all of which contributed by discontinued operation.

Cash Flow from Financing Activities

There were no financing activities for the nine months ended September 30, 2018.

Net cash used in financing activities was $48,392 during the nine months ended September 30, 2017, which primarily consisted of proceeds from non-related party loan of $2,734, and proceeds from loan payable from related party of $95,000, offset by net cash used in discontinued operation of $146,126.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of September 30, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending September 30, 2018. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Management is currently reviewing its staffing and systems in order to remedy the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of September 30, 2018. Additionally, the Registrant’s management has concluded that the Registrant has a material weakness associated with its U.S. GAAP expertise.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company was not a party to any legal proceeding or litigation as of September 30, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101	The following materials from Sino United Worldwide Consolidated Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet; (ii) the Consolidated Statement of Comprehensive Income; (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements. This Exhibit 101 is deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO UNITED WORLDWIDE CONSOLIDATED LTD.

Date: November 19, 2018	By: /s/ Yanru Zhou
Yanru Zhou
Chief Executive Officer

SINO UNITED WORLDWIDE CONSOLIDATED LTD.

Date: November 19, 2018	By: /s/ Yanru Zhou
Yanru Zhou
Chief Financial Officer

