Form 10-K
period 2018-12-31
Sino United Worldwide Consolidated Ltd.
filed 2019-04-12
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period ___ to ____

Commission file number: 000-53737

SINO UNITED WORLDWIDE CONSOLIDATED LTD.

(Name of registrant in its charter)

Nevada	47-2148252
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

136-20 38th Ave. Unit 12F,

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

As of December 31, 2018, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the OTC Bulletin Board was approximately $29,718,020 (5,943,604 shares, $5.00 per share).

At December 31, 2018, there were 33,503,604 shares of the registrant’s common stock issued and outstanding.

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

From October 2013 until September, 2017, through our Taiwan subsidiary, we were engaged in design, marketing and distributing of hardware and software technologies, the driving record management system (DMS). On September 30, 2017, we spun off Taiwan DMS subsidiaries through stock transfer and debt cancellation because we felt that, it not our best interest to continue DMS technology business as a result of our decreasing revenue, continued losses and inability to raise capital for our business.

The company led by Chairman Tee-Keat Ong, is developing businesses in various fields through careful review and critical selection of growth businesses as part of his strategic agendas. We are working to accelerate our product strategy by integrating technology, sales and solution marketing to ensure sustainable competitive advantage.

We are working to strengthen our core competencies in high technology and blockchain related businesses, such as the revolutionary sound wave technology with industrial applications, blockchain technology, fintech services, professional consultancy for ICO’s, blockchain educational programs, venture capital in ICO, crypto exchange, AI and other high potential critical blockchain projects.

Employees

The Company currently has 1 full-time employee.

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

The IT-communications, mobile apps and blockchain industries are most susceptible to, and greatly affected by economic downturns and policy uncertainties. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increased expenses as we continue to grow our business. If we do not manage these risks and overcome these difficulties successfully, our business will suffer.

If we are not able to compete effectively with other competitors, our prospects for future growth will be jeopardized.

There is significant competition in both the software industry and the blockchain industry with more established companies. We are not only competing with other software and blockchain providers but also with companies offering different kind of software and blockchainh solutions, which are usually more established and have greater resources to devote to research and development, manufacturing and marketing than we have. Our competitors may promote these softwares and blockchain solutions which are more readily accepted by customers than our products and maybe required to reduce the prices of our products in order to remain competitive.  Our competitors may also seek to use our financial difficulties in marketing against us.

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

Our common stock trades on the OTC under the symbol “SUIC.” There is a limited trading market for our common stock and there is frequently no trading in our common stock. As of December 31, 2018, the last reported sale price was $5.00 per share. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

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

As of December 31, 2018, there has only been limited trading activity in our common stock.  There can be no assurance that a market will ever develop in our common stock in the future.  If a market does not develop then stockholders would be unable to sell any of our common stock likely resulting in a complete loss of any funds they invested.

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

Our company has a rent offices which is located at 136-20 38th Ave. Unit 12F Flushing, NY 11314, USA. Telephone no. is 718-395-8706.

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

	Closing Prices (1)
	High	Low
Year Ended December 31, 2018
1st Quarter	$12.10	$12.10
2nd Quarter	$12.10	$12.10
3rd Quarter	$2.10	$5.00
4th Quarter	$3.99	$5.00

Year Ended December 31, 2017
1st Quarter	$16.00	$15.99
2nd Quarter	$15.99	$14.90
3rd Quarter	$14.90	$3.50
4th Quarter	$12.10	$12.10

(1)	The above tables set forth the range of high and low closing prices per share of our common stock as reported by OTC Bulletin Board and the Pink Sheets, as applicable, for the periods indicated.

Approximate Number of Holders of Our Common Stock

On December 31, 2018, there were approximately 60 stockholders of record of our common stock.

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

There is no sale of unregistered securities during the fiscal year ending December 31, 2018.

Repurchase of Equity Securities.

On December 27, 2017 the company has retired total 25,503,333 shares of the following:

10,003,333 shares under the name of Chu Li An

5,000,000 shares under the name of Tao Pao-Ju

5,000,000 shares under the name of Huag Wen-Ling

5,000,000 shares under the name of Lei-Yu-Jen

500,000 shares under the name of Kuan Yin Lee

There is no sale of unregistered securities during the fiscal year ending December 31, 2018.

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

The Company is developing businesses in various fields through careful review and critical selection of new growth businesses. The Company is working to strengthen our core competencies in high technology and blockchain related businesses, such as blockchain dapps technology, fintech services, professional consultancy for ICO’s, and other high potential critical blockchain projects.

Results of Operations

Years ended December 31, 2018 and 2017

Revenue

The Company recognized $120,000 and $30,000 of revenue from continuing operation during the year ended December 31, 2018 and 2017, respectively. As we discussed above, the Company sold off the wholly-owned subsidiary Jinchih on September 30, 2017, we presented the revenue for the year ended December 31, 2017 as revenue from discontinued operation on Consolidated Statements of Comprehensive Loss.

Our revenue from continuing operation were generated from the I.T. management consulting services.

General and Administrative Expenses:

General and administrative expenses from continuing operations were $114,325 and $185,449 for the years ended December 31, 2018 and 2017, respectively. The decrease was primarily due to decrease in salary expense and travel expense.

Interest expense

During the year ended December 31, 2018, the Company has interest expense of $5,990.

Interest expense from continuing operation was $96,188 for the year ended December 31, 2017 which included the interest on the convertible promissory notes issued for $1,188 and the amount of beneficial conversion feature for $95,000.

Loss from continuing operations

The Company generated loss from continuing operations of $315 and $251,637 for the years ended December 31, 2018 and 2017, respectively.

Loss from discontinued operations

The Company’s operating subsidiary in Taiwan was sold to one of the Company’s directors on September 30, 2017. Hence the Company has presented results of the Taiwan Subsidiary operations as a discontinued operation in the consolidated statements of comprehensive loss. During the years ended December 31, 2017, loss from discontinued operation were $547,872.

Net loss

As a result of the foregoing, the Company generated net loss of $315 and $799,509 for the years ended December 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

We have funded our operations to date primarily through operations, and related party loans and capital contributions. Due to our net loss and negative cash flow from operating activities, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s management recognizes that the Company must generate sales and obtain additional financial resources to continue to develop its operations

As of December 31, 2018, we had a working capital deficit of $78,823. Our current assets on December 31, 2018 were $45,882 primarily consisting of cash of $25,882, and account receivable of $20,000. Our current liabilities were primarily composed of credit card payable of $14,641, convertible promissory notes of $85,000 and accrued expenses and other current liabilities of $25,064.

Cash Flow from Operating Activities

Net cash used in operating activities was $14,162 during the year ended December 31, 2018, which consisted of our net loss from continuing operation of $315, offset by a change of accounts payable of $5,000, a change of accrued expenses of $18,858 and a change of credit card payable of $10,011.

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

Cash Flow from Financing Activities

Net cash used in financing activities was $10,000 during the year ended December 31, 2018, which primarily consisted of proceeds from non-related party loan of $20,000 and repayment to related party loan of $30,000.

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

Consolidated Financial Statements

The full text of our audited consolidated financial statements as of December 31, 2018 and 2017 begins on page F-1 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company changes auditor on November 5, 2018. Please refer to 8-K dated November 7, 2018.

The Company changes auditor on March 31, 2019. Please refer to 8-K dated April 1, 2019.

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

During the course of internal evaluation, following control weaknesses are noted for the fiscal year ended December 31, 2018 that required correction:

•	no independent director exists in the Board of Directors, and the directors have a little understanding about U.S. GAAP and Sarbanes-Oxley Act 404 requirements in 2018.

Based upon their evaluation as of the end of the period covered by this annual report, the Company's chief executive officer and chief financial officer concluded that, due to the significant deficiencies in internal control over financial reporting described below, the Company's disclosure controls and procedures are not effective as of December 31, 2018.

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

Management is currently reviewing its staffing and systems in order to remedy the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2018. Additionally, the Registrant’s management has concluded that the Registrant has a material weakness associated with its U.S. GAAP expertise.

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

Name (1)	Age	Title
Chi-Shun Chang	55	Chief Executive Officer, Director
Chu-Li An	56	Director
Ong Tee Keat	62	Chairman
Yanru Zhou	25	Interim Chief Executive Officer and Chief Finance Officer

On 17, 2017, the Board of Directors (the “Board”) of the Company appointed Mr. Ong Tee Keat as Chairman of the Board of Directors. Mr. Keat was a member of the Parliament of Malaysia until 2013, elected as the Deputy Speaker of House of Representatives, Malaysian Parliament from 1990 to 1999, elected as the Executive Council Member of the Commonwealth Parliamentary Association from 1990 to 1995, served as the Deputy Minister for Youth and Sports Ministry of Malaysia from 2000 to 2006, served as the Deputy Minister for Higher Education Ministry of Malaysia from 2006 to 2008, served as the Minister for Transport of Malaysia from 2008 to 2010, and the 8th president of the Malaysian Chinese Association (MCA).

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

On Oct 1, 2017, the Board of Directors (the “Board”) of the Company appointed Chi-Shun Chang as Chief Executive Officer of the firm. Mr. Chang, 55, has served as president of Rock Computer Technology Company in NY since 1993. Mr. Chang received his Masters Degree in Electronics Engineering from the New York University Tandon School of Engineering (formerly the Polytechnic Institute of New York University).

On Feb 28, 2018,. the board of Director (the “Board”) of the Company appointed Yanru Zhou as interim Chief Executive Officer of the firm. Ms. Zhou, 25, received her undergraduate education in China.

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

Board Attendance

During 2018, the board of directors did not hold any meetings.  All actions were taken by actions in writing.

ITEM 11.	EXECUTIVE COMPENSATION

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2018 and December 31, 2017 by each person who served as chief executive officer during the year ended December 31, 2018.

SUMMARY COMPENSATION TABLE

	Fiscal	Salary	Bonus	Stock Awards	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
Yanru Zhou chief executive and financial officer (1)	2018	15,000	0	0	0	15,000

(1) Ms. Yanru Zhou has served as chief executive and financial officer since Feb. 28 2018 to December 31, 2018.

Chi-Shun Chang chief executive officer. (2)	2018	5,000	0	0	0	5,000
Ong Tee-Keat Chairman	0	0	0	0	0	0

(2) Mr. Chang has served as chief executive officer from From October 1, 2017 to Feb. 28 2018.

(3) Mr. Ong has not received any compensation as of December 31, 2018.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2018.

	Option awards				Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Yanru Zhou CEO	—	—	$—	—	—	—	—	—

Remuneration of Directors

None of the members of the Board of Directors receives remuneration for service on the Board.

Executive Employment Contracts

We have employment agreements with CEO, Yanru Zhou on Feb. 28, 2018 for 5 years, subject to automatic renewals of another 5 years at the rate of $18,000 per year.

Equity Compensation Plan Information

We do not have any compensation plan as of December 31, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of outstanding Registrant Common Stock as of December 31, 2018 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of Class (2)
Zhou Yanru	5,500,000	16.41%
Chu Li An	60,000	0.001%
Ong Tee Keat	0	0.00%
A&U Capital Partner Ltd.	3,000,000	8.95%
Youxin Peng	5,500,000	16.41%
Zhirong Peng	5,500,000	16.41%
North America Chinese Financial Association	5,500,000	16.41%
All Directors and Executive Officers as a Group (1 persons)	25,060,000	74.79%

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

(2) For each shareholder, the calculation of percentage of beneficial ownership is based upon 58,985,937 shares of Common Stock outstanding as of December 31, 2018, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

EMPLOYMENT AGREEMENTS

We have employment agreements with CEO, Yanru Zhoug on Feb. 28, 2018 for 5 years, subject to automatic renewals of another 5 years at the rate of $18,000 per year.

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

Transactions with Related Persons

During the year of 2018, the Company made repayment of $30,000 to related party loan.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	2018	2017
Audit fees(1)	$10,000	$40,000
Audit-related fees	$—	$—
Tax fees(2)	$—	$—
All other fees	$—	$—
Total	$10,000	$40,000

(1)	Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by Yichien Yeh, CPA, for our consolidated financial statements as of and for the year ended December 31, 2018.

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
101

The following materials from our Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. *

(1) Filed as exhibits to the registrant’s Form SB-2 filed with the Commission on June 29, 2007.

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

Sino United Worldwide Consolidated Ltd.

Date: 04/12/2019	By:	/s/ Yanru Zhou
Yanru Zhou Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yanru Zhou	Chief Financial Officer, Director	04/12/2019
Yanru Zhou	(Principal Financial Officer)

/s/ Yanru Zhou	Chief Executive Officer	04/12/2019
Yanru Zhou

Sino United Worldwide Consolidated Ltd. and Subsidiary

December 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sino United Worldwide Consolidated Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sino United Worldwide Consolidated Ltd. as of December 31, 2018, and the related statement of operations and comprehensive loss, stockholders' deficiency, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sino United Worldwide Consolidated Ltd. as of December 31, 2018, and the results of operations and cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not created sufficient revenue and obtained additional financing to support the Company’s working capital requirements. The Company has incurred accumulated deficit of $1,760,058 as of December 31, 2018. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Yichien Yeh, CPA

We have served as the Company’s auditor since 2019.

Oakland Gardens, New York
April 12, 2019

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

 /S/Paritz & Company, P.A.

Hackensack, NJ

July 6, 2018

We have served as the Company’s auditor since 2018.

Sino United Worldwide Consolidated Ltd.
Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash	$25,882	$50,044
Accounts receivable	20,000	15,000
Total Current Assets	45,882	65,044

Total Assets	$45,882	$65,044

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Credit card payable	$14,641	$4,630
Convertible promissory note - related party	—	30,000
Convertible promissory note - other	85,000	65,000
Accrued expenses and other current liabilities	25,064	43,922
Total Current Liabilities	124,705	143,552

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficiency
Common stock, $0.001 par value, 394,500,000 shares authorized; 33,503,604 shares issued and outstanding	33,504	33,504
Additional paid-in capital	1,647,731	1,647,731
Accumulated deficit	(1,760,058)	(1,759,743)
Total Stockholders' Deficiency	(78,823)	(78,508)
Total Liabilities and Stockholders’ Deficiency	$45,882	$65,044

The accompanying notes are an integral part of these consolidated financial statements.

Sino United Worldwide Consolidated Ltd.
Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2018	2017

Revenue	$120,000	$30,000

Operating expenses
General and administrative	114,325	185,449
Total operating expenses	114,325	185,449

Loss from operations	5,675	(155,449)

Other expense:
Interest expense - related party	(1,291)	(30,375)
Interest expense - other	(4,699)	(65,813)
Total other expense	(5,990)	(96,188)

Loss from continuing operations before income tax provision	(315)	(251,637)
Income tax provision	—	—
Income(Loss) from continuing operations	(315)	(251,637)

Discontinued operations
Loss from discontinued operations, net of tax	—	(547,872)

Net loss	(315)	(799,509)

Other comprehensive income(loss)
Foreign currency translation adjustment	—	37,976
Comprehensive loss	$(315)	$(761,533)

Earnings (loss) per share
Basic - continuing operation	$(0.00)	$(0.00)
- discontinuing operation	$—	$(0.01)
Total	$(0.00)	$(0.01)

Diluted - continuing operation	$(0.00)	$(0.00)
- discontinuing operation	$—	$(0.01)
Total	$(0.00)	$(0.01)

Weighted average shares outstanding
Basic	33,503,604	52,562,705
Diluted	33,503,604	52,562,705

The accompanying notes are an integral part of these consolidated financial statements.

Sino United Worldwide Consolidated Ltd.
Consolidated Statements of Stockholders' Equity (Deficiency)

	Common Stock		Additional		Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (loss)	Total
Balance at December 31, 2016	58,985,937	$58,986	$593,947	$(960,234)	$690,504	$383,203
Beneficial conversion feature for convertible notes	—	—	95,000	—	—	95,000
Issuance of common stock for cash	21,000	21	104,979	—	—	105,000
Net loss	—	—	—	(799,509)	—	(799,509)
Foreign currency translation adjustment	—	—	—	—	37,976	37,976
Sold off a subsidiary (see Note 4)	(25,503,333)	(25,503)	853,805	—	(728,480)	99,822
Balance at December 31, 2017	33,503,604	33,504	1,647,731	(1,759,743)	—	(78,508)
Net loss	—	—	—	(315)	—	(315)
Balance at December 31, 2018	33,503,604	$33,504	$1,647,731	$(1,760,058)	$—	$(78,823)

The accompanying notes are an integral part of these consolidated financial statements.

Sino United Worldwide Consolidated Ltd.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2018	2017
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(315)	$(799,509)
Net loss from discontinued operation	—	(547,872)
Net loss from continuing operation	(315)	(251,637)

Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash interest		95,000
Change in operating assets and liabilities:
Accounts receivable	(5,000)	(15,000)
Credit card payable	10,011	4,630
Accrued expenses and other current liabilities	(18,858)	32,188
Net cash used in continuing operation	(14,162)	(134,819)
Net cash provided by discontinued operation	—	111,825
Net cash used in operating activities	(14,162)	(22,994)

CASH FLOW FROM INVESTING ACTIVITIES
Net cash used in continuing operation	—	—
Net cash used in discontinued operation		(2,810)
Net cash used in investing activities	—	(2,810)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from non-related party loan	20,000	2,734
Loan payable - related party	(30,000)	30,000
Loan payable - non-related party	—	65,000
Proceeds from issuance of common stock	—	105,000
Net cash provided by continuing operation	(10,000)	202,734
Net cash used in discontinued operation	—	(146,126)
Net cash provided by(used in) financing activities	(10,000)	56,608

Effect of exchange rate changes on cash	—	16,224
INCREASE(DECREASE) IN CASH	(24,162)	47,028
Cash - beginning of year	50,044	3,016
Cash - end of year	$25,882	$50,044

Supplement disclosure information
Cash paid for interest	$5,990	$—
Cash paid for interest-discontinued operation	$—	$24,854
Cash paid for income taxes	$—	$—
Cash paid for income taxes-discontinued operation	$—	$2,746

Non-cash financing activities:
Debt discount incurred from beneficial conversion feature		$95,000
Due to related parties balance were settled by sale of subsidiary	$—	$379,254

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

On September 30, 2017, pursuant to agreements with one of the Company’s directors, Li-An Chu, the Company transferred the 100% ownership in Jinchih, to Li-An Chu in exchange for cancellation of debt $379,254 and cancellation of total 25,503,333 shares of the Company’s common stock owned by a group of stockholders, including Ms Li-An Chu. As a result of these transactions, Jinchih is no longer a wholly owned subsidiary of the Company as of September 30, 2017. (See Note 4)

The Company is developing businesses in various fields through careful review and critical selection of new growth businesses. The Company is working to strengthen our core competencies in high technology and blockchain related businesses, such as blockchain dapps technology, fintech services, professional consultancy for ICO’s, and other high potential critical blockchain projects.

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

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital deficit of $78,823, an accumulated deficit of $1,760,058 and stockholders’ deficiency was $78,823 as of December 31, 2018. The Company did not generate cash or income from its continuing operation. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results. Significant accounting estimates reflected in the Company’s consolidated financial statements included the valuation of accounts receivable, the estimated useful lives of long-term assets, the valuation of short term investment and the valuation of deferred tax assets.

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

For the years ended December 31, 2018 and 2017, the Company recorded bad debt expense of $0 and $313,430, respectively, which were included in the loss from discontinued operations.

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

The fair values of the Company’s cash, accounts receivable, accrued expenses and other current liabilities approximate their carrying values due to the relatively short maturities of these instruments. The carrying value of the Company’s short term and long-term debt approximates fair value based on management’s best estimate of the interest rates that would be available for similar debt obligations having similar terms at the balance sheet date.

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

Average Rate for the year	December 31, 2018	December 31, 2017
Taiwan dollar (TWD)	—	1
United States dollar ($)	—	0.033

Exchange Rate at	December 31, 2018	December 31, 2017
Taiwan dollar (TWD)	—	1
United States dollar ($)	—	0.033

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

The results of operations of discontinued operations for the years ended December 31, 2017 was as following:

	2018	2017
Revenue	$—	$2,439,841
Cost of goods sold	—	(1,827,637)
General and administrative expenses	—	(792,542)
Depreciation and amortization	—	(30,665)
Bad debt expense	—	(313,430)
Interest income (expense), net	—	(23,439)
Income tax provision	—	—
Loss from discontinued operations	$—	$(547,872)

NOTE 5 – Accounts Receivable

Accounts receivable at December 31, 2018 and 2017 consisted of the following:

	December 31, 2018	December 31, 2017
Accounts receivable	$20,000	$15,000
Allowance for doubtful accounts	—	—
	$20,000	$15,000

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

NOTE 7 – Convertible Promissory Note

On December 1, 2018, the Company entered into a loan agreement with Ms. Shoou Chyn Kan, an related individual.

Pursuant to the loan agreement, Ms. Shoou Chyn Kan agreed to lend the Company $20,000 of loan with 5% of annual interest rate. On the same date, the Company issued a promissory note to Ms. Shoou Chyn Kan for the principal amount of $20,000. Pursuant to the terms of the note, the note is convertible into the Company’s common stock at a conversion price of $0.001 per share. The note begins to accrue interest at 6% per annum when it is past due.

On October 1, 2017, Mr. Tee-Keat Ong, the Chairmen of the Board of Directors, and the Company entered into a loan agreement pursuant to which Mr. Tee-Keat Ong agreed to lend the Company $30,000 initially with future loan amount up to $1,000,000. On the same date, the Company issued a promissory note to Mr. Tee-Keat Ong for the principal amount of $30,000. The promissory note bears interest at five percent (5%) per annum and is due on demand. Pursuant to the terms of the note, the note is convertible into the Company’s common stock at a conversion price of $0.001 per share. The note began to accrue interest at 10% per annum when it is past due. The loan was paid off in year 2018.

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

NOTE 8 – Related Party Transactions and Balances

During the year ended December 31, 2017, the Company paid $37,500 to Rock Computer Technology Company for service provided. The company’s CEO, Mr. Chi-Shun Chang served as the president of Rock Computer Technology Company.

During the year ended December 31, 2017, the Company sold its wholly owned subsidiary, Jinchih, to one of its directors, Li-An Chu. (See Note 4)

During the year ended December 31, 2017, the Company entered a loan agreement and issued a promissory note to the Chairman of Board of Directors (See Note 7).

NOTE 9 – INCOME TAXES

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has experienced operating losses for U.S. federal income tax purposes since inception. When it is more likely than not that the deferred tax asset cannot be realized through future income the Company must set up allowance for this future tax benefit.  As of December 31, 2018, the Company had approximately $1.8 million net operating loss carryforward available in the U.S. from continuing operation to reduce future taxable income. The Company set up 100% valuation allowance for deferred tax assets resulting from net operating loss carryforward.

Taxation on profits earned in the Taiwan has been calculated on the estimated assessable profits for the year at the rates of 17% in the Taiwan after taking into account the benefits from any special tax credits or “tax holidays” allowed in the county of operations.

A reconciliation of the provision for income taxes to the Company’s effective income tax rate for continuing operation is as follows:

	Years Ended December 31,
	2018	2017
Pre-tax loss	$(315)	$(251,637)
U.S. federal corporate income tax rate	21%	35%
Expected U.S. income tax credit	(66)	(88,073)
Change of valuation allowance	66	88,073
Effective tax expense	$—	$—

The Company had deferred tax assets as follows:

	December 31, 2018	December 31, 2017
Net operating losses carried forward	356,690	356,624
Effect of rate change	—	(142,650)
Less: Valuation allowance	(356,690)	(213,974)
Net deferred tax assets	$—	$—

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

NOTE 10 – COMMON STOCK

The Company issue the following shares of common stock during the periods indicated below:

On October 5, 2017, the Company issued 21,000 shares to two investors at five dollars per share for a purchase price of $105,000.

On December 27, 2017, the Company retired 25,503,333 shares returned from various stockholders in connection with the sale of Taiwan subsidiary, Jinchih, pursuant to the agreement with one of the Company’s directors. (See Note 4)

NOTE 11 –SUBSEQUENT EVENTS

The Company has evaluated the existence of significant events subsequent to the balance sheet date through the date the financial statements were issued and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the financial statements.

