Form 10-Q
period 2019-03-31
Sino United Worldwide Consolidated Ltd.
filed 2019-05-15
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-53737

SINO UNITED WORLDWIDE CONSOLIDATED LTD.

(Exact name of registrant as specified in its charter)

Nevada (State of incorporation)

136-20 38th Ave. Unit 12F

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

At March 31, 2019, there were 33,503,604 shares of the registrant's common stock issued and outstanding.

SINO UNITED WORLDWIDE CONSOLIDATED LTD.

FORM 10-Q

March 31, 2019

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Control and Procedures	14

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Mine Safety Disclosures.	14
Item 5.	Other Information.	14
Item 6.	Exhibits	14
SIGNATURES		15

Sino United Worldwide Consolidated Ltd.

Index to the consolidated financial statements

Table of Contents	Page(s)
Consolidated Balance Sheets at March 31, 2019 (Unaudited) and December 31, 2018	F-2
Unaudited Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2019 and 2018	F-3
Unaudited Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2019	F-4
Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018	F-5
Notes to the Consolidated Financial Statements (Unaudited)	F-6 - F-9

3

Sino United Worldwide Consolidated Ltd.
Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash	$29,753	$25,882
Accounts receivable	35,000	20,000
Total Current Assets	64,753	45,882

Total Assets	$64,753	$45,882

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Credit card payable	$10,618	$14,641
Convertible promissory note - other	100,000	85,000
Accrued expenses and other current liabilities	30,832	25,064
Total Current Liabilities	141,450	124,705

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficiency
Common stock, $0.001 par value, 394,500,000 shares authorized; 33,503,604 shares issued and outstanding	33,504	33,504
Additional paid-in capital	1,647,731	1,647,731
Accumulated deficit	(1,757,932)	(1,760,058)
Total Stockholders' Deficiency	(76,697)	(78,823)
Total Liabilities and Stockholders’ Deficiency	$64,753	$45,882

The accompanying notes are an integral part of these consolidated financial statements.

Sino United Worldwide Consolidated Ltd.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2019	2018

Revenue	$15,000	$30,000

Operating expenses
General and administrative	10,897	20,752
Total operating expenses	10,897	20,752

Income from operations	4,103	9,248

Other expense:
Interest expense - related party	—	(375)
Interest expense - other	(1,977)	(813)
Total other expense	(1,977)	(1,188)

Income from operations before income tax provision	2,126	8,060
Income tax provision	—	—
Net income	$2,126	$8,060

Earnings per share
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted average shares outstanding
Basic	33,503,604	33,503,604
Diluted	133,503,604	130,878,604

The accompanying notes are an integral part of these consolidated financial statements.

Sino United Worldwide Consolidated Ltd.
Consolidated Statements of Stockholders' Equity (Deficiency)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (loss)	Total

Balance at December 31, 2017	33,503,604	$33,504	$1,647,731	$(1,759,743)	$—	$(78,508)
Net loss	—	—	—	(315)	—	(315)
Foreign currency translation adjustment	—	—	—	—	—	—
Balance at December 31, 2018	33,503,604	33,504	1,647,731	(1,760,058)	—	(78,823)
Net income	—	—	—	2,126	—	2,126
Balance at March 31, 2019	33,503,604	$33,504	$1,647,731	$(1,757,932)	$—	$(76,697)

The accompanying notes are an integral part of these consolidated financial statements.

Sino United Worldwide Consolidated Ltd.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2019	2018

CASH FLOW FROM OPERATING ACTIVITIES
Net income	$2,126	$8,060

Adjustment to reconcile net income to net cash used in operating activities:
Change in operating assets and liabilities:
Accounts receivable	(15,000)	5,000
Credit card payable	(4,023)	856
Accrued expenses and other current liabilities	5,768	(16,313)
Net cash used in operating activities	(11,129)	(2,397)

CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	—	(444)
Net cash used in investing activities	—	(444)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from non-related party loan	15,000	—
Net cash provided by financing activities	15,000	—

INCREASE(DECREASE) IN CASH	3,871	(2,841)
Cash - beginning of period	25,882	50,044
Cash - end of period	$29,753	$47,203

Supplement disclosure information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Sino United Worldwide Consolidated Ltd.

Notes to the Consolidated Financial Statements

September 30, 2018

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

The Company is working new businesses in various fields through careful review and critical selection of new growth businesses. The Company is working to strengthen our core competencies in high technology and blockchain related businesses, such as blockchain dapps technology, fintech services, professional consultancy for ICO’s, and other high potential critical blockchain projects.

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

Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto contained in its report on Form 10-K for the years ended December 31, 2018

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at March 31, 2019, and the results of its operations and cash flows for the three months ended March 31, 2019. The results of operations for the period ended March 31, 2019 are not necessarily indicative of the results to be expected for future quarters or the full year.

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital deficit of $76,697, an accumulated deficit of $1,757,932 and stockholders’ deficiency was $76,697 as of March 31, 2019. The Company did not generate cash or income from its continuing operation. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Earnings per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion. For the three months ended March 31, 2019 and 2018, the difference between numbers of basic and diluted shares of common stock is due to effect of convertible promissory note.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

NOTE 4 – Convertible Promissory Note

On December 1, 2018, the Company entered into a loan agreement with Ms. Shoou Chyn Kan, an related individual.

Pursuant to the loan agreement, Ms. Shoou Chyn Kan agreed to lend the Company $20,000 of loan with 5% of annual interest rate. On the same date, the Company issued a promissory note to Ms. Shoou Chyn Kan for the principal amount of $20,000. Pursuant to the terms of the note, the note is convertible into the Company’s common stock at a conversion price of $0.001 per share. The note began to accrue interest at 6% per annum when it is past due.

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

On January 29, 2019, the Company received $15,000 of loan with 5% of annual interest rate from Mr. Shoou Chyn Kan, an unrelated individual. The Company issued a promissory note to Ms. Shoou Chyn Kan for the principal amount of $15,000. Pursuant to the terms of the note, the note is convertible into the Company’s common stock at a conversion price of $0.001 per share. The note began to accrue interest at 6% per annum when it is past due.

NOTE 5 – INCOME TAXES

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has experienced operating losses for U.S. federal income tax purposes since inception. When it is more likely than not that the deferred tax asset cannot be realized through future income the Company must set up allowance for this future tax benefit.  As of March 31, 2019, the Company had approximately $1.8 million net operating loss carryforward available in the U.S. from continuing operation to reduce future taxable income. The Company set up 100% valuation allowance for deferred tax assets resulting from net operating loss carryforward.

A reconciliation of the provision for income taxes to the Company’s effective income tax rate for is as follows:

	Three Months Ended March 31,
	2019	2018
Pre-tax income	$2,126	$8,060
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax expense(credit)	447	1,693
Change of valuation allowance	(447)	(1,683)
Effective tax expense	$—	$—

NOTE 6 –SUBSEQUENT EVENTS

The Company has evaluated the existence of significant events subsequent to the balance sheet date through the date the financial statements were issued and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the financial statements.

ITEM 2.-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company is working new businesses in various fields through careful review and critical selection of new growth businesses. The Company is working to strengthen our core competencies in high technology and blockchain related businesses, such as blockchain dapps technology, fintech services, professional consultancy for ICO’s, and other high potential critical blockchain projects.

Results of Operations

Three Months ended March 31, 2019 and 2018

Revenue

The Company recognized $15,000 and $30,000 of revenue during the three months ended March 31, 2019 and 2018, respectively. Our revenues were generated from the I.T. management consulting services.

General and Administrative Expenses:

General and administrative expenses were $10,897 and $20,752 for the three months ended March 31, 2019 and 2018, respectively. The decrease was primarily due to decrease in professional expenses and travel expense.

Interest expense

During the three months ended March 31, 2019, the Company had interest expense of $1,977 from convertible promissory note. During the three months ended March 31, 2018, the Company had interest expense of 1,188 from convertible promissory note.

Net income

As a result of the foregoing, the Company generated net income of $2,126 and $8,060 for the three months ended March 31, 2019 and 2018, respectively.

11

Liquidity and Capital Resources

We have funded our operations to date primarily through operations, and related party loans and capital contributions. Due to our net loss and negative cash flow from operating activities, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s management recognizes that the Company must generate sales and obtain additional financial resources to continue to develop its operations

As of March 31, 2019, we had a working capital deficit of $76,697. Our current assets on March 31, 2019 were $64,753 primarily consisting of cash of $29,753, and account receivable of $35,000. Our current liabilities were primarily composed of credit card payable of $10,618, convertible promissory notes of $100,000 and accrued expenses and other current liabilities of $30,832.

Cash Flow from Operating Activities

Net cash provided used in operating activities was $11,129 during the three months ended March 31, 2019, which consisted of our net income of $2,126, offset by a change of accounts receivable of $15,000, a change of accrued expenses of $5,768 and a change of credit card payable of $4,023.

Net cash used in operating activities was $2,397 for the three months ended March 31, 2018, which consisted of our net income of $8,060, a change of accounts receivable of $5,000, a change of credit card payable of $856 and a change of accrued expenses of $16,313.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $444 for the three months ended March 31, 2018.

Cash Flow from Financing Activities

Net cash provided by financing activities totaled $15,000 of proceeds from non-related party for the three months ended March 31, 2019.

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

12

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

13

 PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company was not a party to any legal proceeding or litigation as of March 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

SINO UNITED WORLDWIDE CONSOLIDATED LTD.

Exhibit No.	Description
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101	The following materials from Sino United Worldwide Consolidated Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet; (ii) the Consolidated Statement of Comprehensive Income; (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements. This Exhibit 101 is deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

14

SIGNATURES

SINO UNITED WORLDWIDE CONSOLIDATED LTD.

Date: May 15, 2019	By: /s/ Yanru Zhou
Yanru Zhou
Chief Executive Officer

Date: May 15, 2019	By: /s/ Yanru Zhou
Yanru Zhou
Chief Financial Officer

15