Form 10-Q
period 2019-06-30
Sino United Worldwide Consolidated Ltd.
filed 2019-08-13
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

At June 30, 2019, there were 33,503,604 shares of the registrant's common stock issued and outstanding.

SINO UNITED WORLDWIDE CONSOLIDATED LTD.

FORM 10-Q

June 30, 2019

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Control and Procedures	14

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Mine Safety Disclosures.	16
Item 5.	Other Information.	16
Item 6.	Exhibits	16
SIGNATURES		17

Sino United Worldwide Consolidated Ltd.

Index to the consolidated financial statements

Table of Contents	Page(s)
Consolidated Balance Sheets at June 30, 2019 (Unaudited) and December 31, 2018	F-2
Unaudited Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2019 and 2018	F-3
Unaudited Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2019	F-4
Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018	F-5
Notes to the Consolidated Financial Statements (Unaudited)	F-6 - F-9

3

Sino United Worldwide Consolidated Ltd.
Balance Sheets

	June 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Current Assets
Cash	$15,843	$25,882
Accounts receivable	65,000	20,000
Total Current Assets	80,843	45,882

Loan Receivable	50,000	—
Total Assets	$130,843	$45,882

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Credit card payable	$13,403	$14,641
Convertible promissory note - other	150,000	85,000
Accrued expenses and other current liabilities	36,866	25,064
Total Current Liabilities	200,269	124,705

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficiency
Common stock, $0.001 par value, 394,500,000 shares authorized; 33,503,604 shares issued and outstanding	33,504	33,504
Additional paid-in capital	1,647,731	1,647,731
Accumulated deficit	(1,750,661)	(1,760,058)
Total Stockholders' Deficiency	(69,426)	(78,823)
Total Liabilities and Stockholders’ Deficiency	$130,843	$45,882

The accompanying notes are an integral part of these consolidated financial statements.

Sino United Worldwide Consolidated Ltd.
Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenue	$30,000	$30,000	$45,000	$60,000

Operating expenses
General and administrative	20,525	45,205	31,422	65,957
Total operating expenses	20,525	45,205	31,422	65,957

Income(loss) from operations	9,475	(15,205)	13,578	(5,957)

Other expense:
Interest expense - related party	—	(375)	—	(750)
Interest expense - other	(2,204)	(812)	(4,181)	(1,625)
Total other expense	(2,204)	(1,187.00)	(4,181)	(2,375)

Income(loss) from operations before income tax provision	7,271	(16,392)	9,397	(8,332)
Income tax provision	—	—	—	—
Net Income(loss)	$7,271	$(16,392)	$9,397	$(8,332)

Earnings (loss) per share
Basic	$0.00	$(0.00)	$0.00	$(0.00)
Diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average shares outstanding
Basic	33,503,604	58,985,937	33,503,604	33,503,604
Diluted	33,503,604	58,985,937	33,503,604	130,878,604

The accompanying notes are an integral part of these consolidated financial statements.

Sino United Worldwide Consolidated Ltd.
Statements of Stockholders' Equity (Deficiency)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (loss)	Total
Balance at December 31, 2017	33,503,604	$33,504	$1,647,731	$(1,759,743)	$—	$(78,508)
Net loss	—	—	—	(315)	—	(315)
Foreign currency translation adjustment	—	—	—	—	—	—
Balance at December 31, 2018	33,503,604	33,504	1,647,731	(1,760,058)	—	(78,823)
Net income	—	—	—	9,397	—	9,397
Balance at June 30, 2019	33,503,604	$33,504	$1,647,731	$(1,750,661)	$—	$(69,426)

The accompanying notes are an integral part of these consolidated financial statements.

Sino United Worldwide Consolidated Ltd.
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$9,397	$(8,332)
Adjustment to reconcile net income to net cash used in operating activities:
Change in operating assets and liabilities:
Accounts receivable	(45,000)	(5,000)
Credit card payable	(1,238)	5,758
Accrued expenses and other current liabilities	11,802	(32,625)
Net cash used in operating activities	(25,039)	(40,199)

CASH FLOW FROM INVESTING ACTIVITIES
Making loans to others	(50,000)	—
Net cash used in investing activities	(50,000)	—

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from non-related party loan	65,000	—
Net cash provided by financing activities	65,000	—

INCREASE(DECREASE) IN CASH	(10,039)	(40,199)
Cash - beginning of period	25,882	50,044
Cash - end of period	$15,843	$9,845

Supplement disclosure information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Sino United Worldwide Consolidated Ltd.

Notes to the Consolidated Financial Statements

June 30, 2019

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

Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto contained in its report on Form 10-K for the years ended December 31, 2018

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at June 30, 2019, and the results of its operations and cash flows for the three months ended June 30, 2019. The results of operations for the period ended June 30, 2019 are not necessarily indicative of the results to be expected for future quarters or the full year.

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital deficit of $119,426, an accumulated deficit of $1,750,661 and stockholders’ deficiency was $69,426 as of June 30, 2019. The Company did not generate cash or income from its continuing operation. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Earnings per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion. For the six months ended June 30, 2019 and 2018, the difference between numbers of basic and diluted shares of common stock is due to effect of convertible promissory note.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

NOTE 4 – Loan Receivable

On June 7, 2019, the Company entered into a loan agreement with a principal of $50,000. The loan is without definite expiration date and bears no interest.

NOTE 5 – Convertible Promissory Note

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

On October 1, 2017, the Company entered into a loan agreement with Ms. Shoou Chyn Kan, an unrelated individual. Pursuant to the loan agreement, Ms. Shoou Chyn Kan agreed to lend the Company $65,000 initially with future loan amount up to $1,000,000. On the same date, the Company issued a promissory note to Ms. Shoou Chyn Kan for the principal amount of $65,000. The promissory note bears interest at 5% per annum and is due on demand. Pursuant to the terms of the note, the note is convertible into the Company’s common stock at a conversion price of $0.001 per share. The note began to accrue interest at 10% per annum when it is past due. In 2019, the Company received $15,000 and $50,000 on January 29, 2019 and June 7, 2019, respectively and the principal of this loan is $130,000 on June 30, 2019.

NOTE 6 – INCOME TAXES

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has experienced operating losses for U.S. federal income tax purposes since inception. When it is more likely than not that the deferred tax asset cannot be realized through future income the Company must set up allowance for this future tax benefit.  As of June 30, 2019, the Company had approximately $1.8 million net operating loss carryforward available in the U.S. from continuing operation to reduce future taxable income. The Company set up 100% valuation allowance for deferred tax assets resulting from net operating loss carryforward.

A reconciliation of the provision for income taxes to the Company’s effective income tax rate for is as follows:

	Six Months Ended June 30,
	2019	2018
Pre-tax income(loss)	$9,397	$(8,332)
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax expense(credit)	1,973	(1,750)
Change of valuation allowance	(1,973)	1,750
Effective tax expense	$—	$—

	Three Months Ended June 30,
	2019	2018
Pre-tax income(loss)	$7,271	$(16,392)
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax expense(credit)	1,527	(3,442)
Change of valuation allowance	(1,527)	3,442
Effective tax expense	$—	$—

NOTE 7 –SUBSEQUENT EVENTS

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

Results of Operations

Three and Six Months ended June 30, 2019 and 2018

Revenue

The Company recognized $30,000 and $30,000 of revenue during the three months ended June 30, 2019 and 2018, $45,000 and $60,000 of revenue during six months ended June 30, 2019 and 2018, respectively. Our revenues were generated from the I.T. management consulting services.

General and Administrative Expenses:

General and administrative expenses were $20,525 and $45,205 for the three months ended June 30, 2019 and 2018, $31,422 and $65,957 for the six months ended June 30, 2019 and 2018, respectively. The decrease was primarily due to decrease in professional expenses and travel expense.

Interest expense

During the three and six months ended June 30, 2019, the Company had interest expense of $2,204 and $4,181 from convertible promissory note. During the three and six months ended June 30, 2018, the Company had interest expense of 812 and $1,625 from convertible promissory note.

Net income

As a result of the foregoing, the Company generated net income of $7,271 and $9,397 for the three and six months ended June 30, 2019, respectively. The Company generated net loss of $16,392 and $8,332 for the three and six months ended June 30, 2018, respectively

Liquidity and Capital Resources

We have funded our operations to date primarily through operations, and related party loans and capital contributions. Due to our net loss and negative cash flow from operating activities, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s management recognizes that the Company must generate sales and obtain additional financial resources to continue to develop its operations

As of June 30, 2019, we had a working capital deficit of $119,426. Our current assets on June 30, 2019 were $80,843 primarily consisting of cash of $15,843, and account receivable of $65,000. Our current liabilities were primarily composed of credit card payable of $13,403, convertible promissory notes of $150,000 and accrued expenses and other current liabilities of $36,866.

Cash Flow from Operating Activities

Net cash provided used in operating activities was $25,039 during the six months ended June 30, 2019, which consisted of our net income of $9,397, offset by a change of accounts receivable of $45,000, a change of accrued expenses of $11,802 and a change of credit card payable of $1,238.

Net cash used in operating activities was $40,199 for the six months ended June 30, 2018, which consisted of our net loss from continuing operation of $8,332, a change of accounts receivable of $5,000, a change of credit card payable of $5,758 and a change of accrued expenses of $32,625.

Cash Flow from Investing Activities

Net cash used in investing activities was $50,000 during the six months ended June 30, 2019. The cash outflow is due to loan made to others.

Cash Flow from Financing Activities

Net cash provided by financing activities totaled $65,000 of proceeds from non-related party for the six months ended June 30, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, June 30, 2019. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report due to a material weakness in our internal control over financial reporting, which is described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2019, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2019: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company was not a party to any legal proceeding or litigation as of June 30, 2019.

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

SINO UNITED WORLDWIDE CONSOLIDATED LTD.

Date: August , 2019	By: /s/ Yanru Zhou
Yanru Zhou
Chief Executive Officer

Date: August , 2019	By: /s/ Yanru Zhou
Yanru Zhou
Chief Financial Officer

