Form 10-Q
period 2019-09-30
Sino United Worldwide Consolidated Ltd.
filed 2019-11-19
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

At September 30, 2019, there were 33,503,604 shares of the registrant's common stock issued and outstanding.

SINO UNITED WORLDWIDE CONSOLIDATED LTD.

FORM 10-Q

September 30, 2019

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Control and Procedures	14

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Mine Safety Disclosures.	14
Item 5.	Other Information.	14
Item 6.	Exhibits	14
SIGNATURES		15

Sino United Worldwide Consolidated Ltd.

Index to the consolidated financial statements

Table of Contents	Page(s)
Consolidated Balance Sheets at September 30, 2019 (Unaudited) and December 31, 2018	F-2
Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2019 and 2018	F-3
Unaudited Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2019	F-4
Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018	F-5
Notes to the Consolidated Financial Statements (Unaudited)	F-6 - F-9

3

Sino United Worldwide Consolidated Ltd.
Balance Sheets

	September 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Current Assets
Cash	$21,525	$25,882
Accounts receivable	95,000	20,000
Total Current Assets	116,525	45,882

Loan Receivable	50,000	—
Total Assets	$166,525	$45,882

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Credit card payable	$14,079	$14,641
Convertible promissory note - other	170,000	85,000
Accrued expenses and other current liabilities	43,680	25,064
Total Current Liabilities	227,759	124,705

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficiency
Common stock, $0.001 par value, 394,500,000 shares authorized; 33,503,604 shares issued and outstanding	33,504	33,504
Additional paid-in capital	1,647,731	1,647,731
Accumulated deficit	(1,742,469)	(1,760,058)
Total Stockholders' Deficiency	(61,234)	(78,823)
Total Liabilities and Stockholders’ Deficiency	$166,525	$45,882

The accompanying notes are an integral part of these consolidated financial statements.

Sino United Worldwide Consolidated Ltd.
Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$30,000	$60,000	$75,000	$120,000
Costs of revenue		9,000	—	18,000
Gross profit	30,000	51,000	75,000	102,000

Operating expenses
General and administrative	18,731	14,827	50,153	80,784
Total operating expenses	18,731	14,827	50,153	80,784

Income(loss) from operations	11,269	36,173	24,847	21,216

Other expense:
Interest expense - related party	—	(1,188)	—	(3,563)
Interest expense - other	(3,077)	(727)	(7,258)	(1,463)
Total other expense	(3,077)	(1,915)	(7,258)	(5,026)

Income(loss) from operations before income tax provision	8,192	34,258	17,589	16,190
Income tax provision	—	—	—	—
Net income(loss)	$8,192	$34,258	$17,589	$16,190

Loss per share
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding
Basic	33,503,604	33,503,604	33,503,604	33,503,604
Diluted	33,503,604	33,503,604	33,503,604	33,503,604

The accompanying notes are an integral part of these consolidated financial statements.

Sino United Worldwide Consolidated Ltd.
Statements of Stockholders' Equity (Deficiency)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (loss)	Total
Balance at December 31, 2017	33,503,604	$33,504	$1,647,731	$(1,759,743)	$—	$(78,508)
Net loss	—	—	—	(315)	—	(315)
Foreign currency translation adjustment	—	—	—	—	—	—
Balance at December 31, 2018	33,503,604	33,504	1,647,731	(1,760,058)	—	(78,823)
Net income	—	—	—	17,589	—	17,589
Balance at September 30, 2019	33,503,604	$33,504	$1,647,731	$(1,742,469)	$—	$(61,234)

The accompanying notes are an integral part of these consolidated financial statements.

Sino United Worldwide Consolidated Ltd.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$17,589	$16,190

Adjustment to reconcile net income to net cash used in operating activities:
Change in operating assets and liabilities:
Accounts receivable	(75,000)	(36,000)
Credit card payable	(562)	6,576
Accrued expenses and other current liabilities	18,616	(16,938)
Net cash used in operating activities	(39,357)	(30,172)

CASH FLOW FROM INVESTING ACTIVITIES
Making loans to others	(50,000)	—
Net cash used in investing activities	(50,000)	—

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from non-related party loan	85,000	—
Net cash provided by financing activities	85,000	—

INCREASE(DECREASE) IN CASH	(4,357)	(30,172)
Cash - beginning of period	25,882	50,044
Cash - end of period	$21,525	$19,872

Supplement disclosure information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

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

Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto contained in its report on Form 10-K for the years ended December 31, 2018

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at September 30, 2019, and the results of its operations and cash flows for the three and nine months ended September 30, 2019. The results of operations for the period ended September 30, 2019 are not necessarily indicative of the results to be expected for future quarters or the full year.

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital deficit of $141,234, an accumulated deficit of $1,742,469 and stockholders’ deficiency was $61,234 as of September 30, 2019. The Company did not generate cash or income from its continuing operation. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with ASC 606. The core principle underlying the revenue recognition ASU is that the Company will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This will require the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. The Company’s revenue streams are recognized over time for the Company’s sale and installation of power generation systems and are recognized at a point in time for the Company’s sale of products.

The ASU requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The application of the five-step model to the revenue streams compared to the prior guidance did not result in significant changes in the way the Company records its revenue. Upon adoption, the Company evaluated its revenue recognition policy for all revenue streams within the scope of the ASU under previous standards and using the five-step model under the new guidance and confirmed that there were no differences in the pattern of revenue recognition.

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

On October 1, 2017, the Company entered into a loan agreement with Ms. Shoou Chyn Kan, an unrelated individual. Pursuant to the loan agreement, Ms. Shoou Chyn Kan agreed to lend the Company $65,000 initially with future loan amount up to $1,000,000. On the same date, the Company issued a promissory note to Ms. Shoou Chyn Kan for the principal amount of $65,000. The promissory note bears interest at 5% per annum and is due on demand. Pursuant to the terms of the note, the note is convertible into the Company’s common stock at a conversion price of $0.001 per share. The note began to accrue interest at 10% per annum when it is past due. In 2019, the Company received $15,000, $50,000 and $20,000 on January 29, 2019, June 7, 2019 and July 25, 2019, respectively and the principal of this loan is $150,000 on Septemer 30, 2019.

NOTE 6 – INCOME TAXES

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has experienced operating losses for U.S. federal income tax purposes since inception. When it is more likely than not that the deferred tax asset cannot be realized through future income the Company must set up allowance for this future tax benefit.  As of September 30, 2019, the Company had approximately $1.8 million net operating loss carryforward available in the U.S. from continuing operation to reduce future taxable income. The Company set up 100% valuation allowance for deferred tax assets resulting from net operating loss carryforward.

A reconciliation of the provision for income taxes to the Company’s effective income tax rate for is as follows:

	Nine Months Ended September 30,
	2019	2018
Pre-tax income(loss)	$(12,411)	$16,190
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax expense(credit)	(2,606)	3,400
Change of valuation allowance	2,606	(3,400)
Effective tax expense	$—	$—

	Three Months Ended September 30,
	2019	2018
Pre-tax income(loss)	$(21,808)	$34,258
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax expense(credit)	(4,580)	7,194
Change of valuation allowance	4,580	(7,194)
Effective tax expense	$—	$—

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

Results of Operations

Three and Nine Months ended June 30, 2019 and 2018

Revenue

The Company recognized $60,000 and $120,000 of revenue during the three and nine months ended September 30, 2018, $30,000 and $75,000 of revenue during three and nine months ended September 30, 2019. Our revenues were generated from the I.T. management consulting services.

General and Administrative Expenses:

General and administrative expenses were $18,731 and $14,827 for the three months ended September 30, 2019 and 2018, $50,153 and $80,784 for the nine months ended September 30, 2019 and 2018, respectively. The decrease in nine months ended period was primarily due to decrease in professional expenses and travel expense.

Interest expense

During the three and nine months ended September 30, 2019, the Company had interest expense of $2,314 and $5,116 from convertible promissory note. During the three and nine months ended September 30, 2018, the Company had interest expense of $1,187 and $3,563 from related party convertible promissory note.

Net income

As a result of the foregoing, The Company generated net loss of $8,192 and $17,589 for the three and nine months ended September 30, 2019, respectively. The Company generated net income of $34,258 and $16,190 for the three and nine months ended September 30, 2018, respectively.

11

Liquidity and Capital Resources

We have funded our operations to date primarily through operations, and related party loans and capital contributions. Due to our net loss and negative cash flow from operating activities, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s management recognizes that the Company must generate sales and obtain additional financial resources to continue to develop its operations

As of September 30, 2019, we had a working capital deficit of $111,234. Our current assets on September 30, 2019 were $116,525 primarily consisting of cash of $21,525, and account receivable of $95,000. Our current liabilities were primarily composed of credit card payable of $14,079, convertible promissory notes of $170,000 and accrued expenses and other current liabilities of $43,680.

Cash Flow from Operating Activities

Net cash used in operating activities was $39,357 during the nine months ended September 30, 2019, which consisted of our net loss of $17,589, offset by a change of accounts receivable of $75,000, a change of accrued expenses of $18,616 and a change of credit card payable of $562.

Net cash used in operating activities was $30,172 for the nine months ended September 30, 2018, which consisted of our net income from operation of $16,190, a change of accounts receivable of $36,000, a change of credit card payable of $6,576 and a change of accrued expenses of $16,938.

Cash Flow from Investing Activities

Net cash used in investing activities was $50,000 during the six months ended September 30, 2019. The cash outflow is due to loan made to others.

Cash Flow from Financing Activities

Net cash provided by financing activities totaled $85,000 of proceeds from non-related party for the nine months ended June 30, 2019.

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

12

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

13

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company was not a party to any legal proceeding or litigation as of September 30, 2019.

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

SINO UNITED WORLDWIDE CONSOLIDATED LTD.

Date: November 19, 2019	By: /s/ Yanru Zhou
Yanru Zhou
Chief Executive Officer

Date: November 19, 2019	By: /s/ Yanru Zhou
Yanru Zhou
Chief Financial Officer

15