Form 10-K
period 2019-12-31
Sino United Worldwide Consolidated Ltd.
filed 2020-05-26
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(929) 391-2550

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

As of December 31, 2019, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the OTC Bulletin Board was approximately $29,718,020 (5,943,604 shares, $5.00 per share).

At December 31, 2019, there were 33,503,604 shares of the registrant’s common stock issued and outstanding.

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

On August 15, 2019 we signed a Share Exchange Agreement (SEA) to work together on the distribution of iDrink Smart IoT Vending Machine in the international market. On August 28, 2019, SUIC and iDrink signed a joint venture agreement to distribute iDrink Smart IoT Vending Machine in the US market, through a new 60:40 joint venture company based in the USA. SUIC and iDrink plan to leverage the exceptional user interface experience of iDrink Smart IoT Vending Machine, combined with SUIC’s expertise in the fintech service business, to provide solutions for this key target segment. This joint venture will focus on developing iDrink beverage consumption market in US.

On October 15, 2019, SUIC and iDrink has established a 50:50 joint venture company in Malaysia. The joint venture “iDrink SUIC Malaysia Sdn Bhd” will accelerate development and distribution of iDrink Smart IoT Vending Machines in the ASEAN emerging markets. This joint company aims to create seamless smart IoT beverage vending services as gateway to the millions of beverage consumers in the region. SUIC has expertise in identifying new trends and technologies and a strong understanding of the ASEAN ecosystem that will move forward iDrink business in the region’s beverage and food sector.

We will continue to strengthen our competencies in other high technology and blockchain related businesses, such as the revolutionary sound wave technology with industrial applications, blockchain technology, fintech services, AI and other high potential critical blockchain projects.

Employees

The Company currently has 5 partners and employees in Taiwan office, 5 partners and employees in Malaysia office and 2 partners and employees in the U.S. office.

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

There is significant competition in both the software industry and the blockchain industry with more established companies. We are not only competing with other software and blockchain providers but also with companies offering different kind of software and blockchain solutions, which are usually more established and have greater resources to devote to research and development, manufacturing and marketing than we have. Our competitors may promote these software and blockchain solutions which are more readily accepted by customers than our products and maybe required to reduce the prices of our products in order to remain competitive.  Our competitors may also seek to use our financial difficulties in marketing against us.

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

We design and procure key components and outsource our products to contract manufacturers. These manufacturers procure most of the raw materials for us and provide all necessary facilities and labor to manufacture our products. If these companies are to terminate their agreements with us without adequate notice or fail to provide the required capacity and quality on a timely basis, we would be unable to process and deliver our lighting products to our customers.

Our products could contain defects, or they may be installed or operated incorrectly, which could reduce sales of those products or result in claims against us.

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

Our growth and success highly depend on qualified personnel. It is an inevitable part of business to make all efforts to recruit and retain skilled technical, sales, marketing, managerial, manufacturing, and administrative personnel. Competition among the industry could cause us difficultly to recruit or retain a sufficient number of qualified technical personnel, which could harm our ability to develop new products. If we are unable to attract and retain necessary key talents, it definitely will harm our ability to develop competitive product and keep good customers and could adversely affect our business and operating results.

Currency fluctuations may adversely affect our operating results.

Company generates revenues and incurs expenses and liabilities in both U.S. Dollars and in foreign currency. However, it will report its financial results in the United States in U.S. Dollars. As a result, our financial results will be subject to the effects of exchange rate fluctuations between these currencies. Any events that result in a devaluation of the foreign currency versus the U.S. Dollar will have an adverse effect on our reported results. We have not entered into agreements or purchased instruments to hedge our exchange rate risks.

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

Our common stock trades on the OTC under the symbol “SUIC.” There is a limited trading market for our common stock and there is frequently no trading in our common stock. As of December 31, 2019, the last reported sale price was $2.00 per share. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

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

In addition, because our common stock is a penny stock, broker-dealers may not process trades in our stock and brokers that do permit trades in our stock must take certain steps prior to selling a penny stock. These steps include:

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

As of December 31, 2019, there has only been limited trading activity in our common stock.  There can be no assurance that a market will ever develop in our common stock in the future.  If a market does not develop then stockholders would be unable to sell any of our common stock likely resulting in a complete loss of any funds they invested.

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

Our company has a rental office which is located at 136-20 38th Ave. Unit 3G Flushing, NY 11314, USA. Telephone no. is 929-391-2550.

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

	Closing Prices (1)
	High	Low
Year Ended December 31, 2019
1st Quarter	$5.00	$5.00
2nd Quarter	$5.00	$5.00
3rd Quarter	$5.00	$2.00
4th Quarter	$2.00	$1.09

Year Ended December 31, 2018
1st Quarter	$12.10	$12.10
2nd Quarter	$12.10	$12.10
3rd Quarter	$12.10	$5.00
4th Quarter	$5.00	$3.99

(1)	The above tables set forth the range of high and low closing prices per share of our common stock as reported by OTC Bulletin Board and the Pink Sheets, as applicable, for the periods indicated.

Approximate Number of Holders of Our Common Stock

On December 31, 2019, there were approximately 60 stockholders of record of our common stock.

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities.

There is no sale of unregistered securities during the fiscal years ending December 31, 2018 and December 31, 2019.

Securities Authorized for Issuance under Equity Compensation Plans

We currently do not have any equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Most Recent accounting pronouncements

Refer to note 2 in the accompanying financial statements.

Impact of Most Recent Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

Financial Statements

The full text of our audited financial statements as of December 31, 2019 and 2018 begins on page F-1 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company changed its auditor on March 31, 2019. Please refer to 8-K dated April 1, 2019.

The Company changed its auditor on September 3, 2019. Please refer to 8-K dated September 6, 2019.

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

During the course of internal evaluation, following control weaknesses are noted for the fiscal year ended December 31, 2019 that required correction:

●	No independent director exists in the Board of Directors, and the directors have a little understanding about U.S. GAAP and Sarbanes-Oxley Act 404 requirements in 2019.

Based upon their evaluation as of the end of the period covered by this annual report, the Company's chief executive officer and chief financial officer concluded that, due to the significant deficiencies in internal control over financial reporting described below, the Company's disclosure controls and procedures are not effective as of December 31, 2019.

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

Management is currently reviewing its staffing and systems in order to remedy the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2019. Additionally, the Registrant’s management has concluded that the Registrant has a material weakness associated with its U.S. GAAP expertise.

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

The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors and executive officers of the Registrant; (2) all positions and offices with the Registrant held by each such person; (3) any period during which he or she has served as such. All directors hold office until the next annual meeting of our shareholders and until their successors have been qualified to be elected. Officers serve at the inclination of the Board of Directors.

Name (1)	Age	Title (2)
Yanru Zhou	26	Chief Executive Officer and Chief Finance Officer
Bill Tan Yee Wei	48	Chief Technology Officer, Director
Yu-Hung Chen	51	Director

On Feb 28, 2018. the board of Director (the “Board”) of the Company appointed Yanru Zhou as Chief Executive Officer of the firm. Ms. Zhou, 26, received her undergraduate education in China.

On December 31, 2019, the Board of Directors (the “Board”) of the Company appointed Bill Tan Yee Wei as Chief Technology Officer of the firm. Mr. Wei 48, has more than 18 years of total working experiences in different industries with Lean Manufacturing and Six Sigma Black Belt skills. He has hands on experiences in supply chain management, procurement, quality assurance, inventory, sales, production, logistics, project management, transport management and distribution exposure. Mr. Wei has received his Bachelor of Science, Mechanical Engineer degree at West Virginia University Institute of Technology, WV, USA.

On December 31, 2019, the Board of the Company appointed Yu-Hung Chen as Director of the firm. Mr. Chen, 51, is a co-founder and the CEO of the Sun Tech Co. Ltd. and Soundnet Co. Ltd. (http://www.e-safe.com.tw/about_us/). He has served and worked for Sun Tech since inception in year 1989 and led the company to its success. He was educated in Taiwan.

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

Board Attendance

During 2019, the board of directors did not hold any meetings.  All actions were taken by actions in writing.

ITEM 11.	EXECUTIVE COMPENSATION

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2019 and December 31, 2018 by each person who served as chief executive officer during the year ended December 31, 2019.

SUMMARY COMPENSATION TABLE

	Fiscal	Salary	Bonus	Stock Awards	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
Yanru Zhou Chief Executive and Financial Officer (1)	2019	0	0	0	0	0
(1) Ms. Yanru Zhou has served as chief executive and financial officer since Feb. 28 2018 to December 31, 2019. She signed a new employment agreement effective January 1, 2020 whereby she is entitled to a compensation of 10,000 shares of stock of the Company each year.

Bill Tan Yee Wei Chief Technology Officer (2)	2019	0	0	0	0	0
(2) Mr. Wei is appointed as Chief Technology Officer on December 31, 2019. He signed a new employment agreement effective January 1, 2020 whereby he is entitled to a compensation of 10,000 shares of stock of the Company each year.

Yu-Hung Chen, Director (3)	2019	0	0	0	0	0
(3) Ms. Yu-hung Chen is appointed as Director on December 31, 2019. He waived any compensation for his services.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2019.

	Option awards				Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Yanru Zhou CEO	—	—	$—	—	—	—	—	—
Bill Tan Yee Wei CTO	—	—	$—	—	—	—	—	—
Yu-Hung Chen Director	—	—	$—	—	—	—	—	—

Remuneration of Directors

None of the members of the Board of Directors receives remuneration for service on the Board.

Equity Compensation Plan Information

We do not have any compensation plan as of December 31, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of outstanding Registrant Common Stock as of December 31, 2019 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares.

Names of Beneficial Owners (1)	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (1)
Yanru Zhou	5,500,000	16.41%
A&U Capital Partner Ltd.	3,000,000	8.95%
Youxin Peng	5,500,000	16.41%
Zhirong Peng	5,500,000	16.41%
North America Chinese Financial Association	5,500,000	16.41%
All Directors and Executive Officers as a Group (1 persons)	25,060,000	74.79%

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

(2) For each shareholder, the calculation of the percentage of beneficial ownership is based upon 33,503,604 shares of Common Stock outstanding as of December 31, 2019, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

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

Transactions with Related Persons

During the year of 2019, the Company advances from related parties $ 0.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	2019		2018
Audit fees(1)		$8,000	$10,000
Audit-related fees	$		$—
Tax fees(2)	$		$—
All other fees	$		$—
Total		$8,000	$10,000

(1)	Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by James Pai CPA PLLC, for our financial statements as of and for the year ended December 31, 2019.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

Exhibit No.	Description
3.1(1)	Articles of Incorporation
3.2(1)	By-Laws
4.1(1)	Form of Share Certificate
10.1(1)	Private Placement Memorandum
10.2(1)	Subscription Agreement
10.3(1)	Registration Rights Agreement
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101

The following materials from our Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (extensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders' Equity (iv) the Statements of Cash Flows, and (v) Notes to Financial Statements.*

(1) Filed as exhibits to the registrant’s Form SB-2 filed with the Commission on June 29, 2007.

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

Sino United Worldwide Consolidated Ltd.

Date: May 25, 2020	By:	/s/ Yanru Zhou
Yanru Zhou Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yanru Zhou	Chief Financial Officer, Director	5/25/2020
Yanru Zhou	(Principal Financial Officer)

/s/ Yanru Zhou	Chief Executive Officer	5/25/2020
Yanru Zhou

Sino United Worldwide Consolidated Ltd. and Subsidiary

December 31, 2018 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders Sino United Worldwide Consolidated Ltd.

Basis for opinion

We have audited the accompanying balance sheets of Sino United Worldwide Consolidated Ltd. (the “Company”) as of December 31, 2019 and 2018 the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Opinion on the Financial Statements

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sino United Worldwide Consolidated Ltd.as of December 31, 2019 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to financial statements, the Company’s accumulated deficit and lack of assets raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

James Pai CPA

We have served as the company’s auditor since 2020

May 25, 2020.

New York, NY

Sino United Worldwide Consolidated Ltd.
Balance Sheets

	December 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash	$13,435	$25,882
Accounts receivable, net	105,000	20,000
Loans receivable	50,000	—
Total Current Assets	168,435	45,882
Total Assets	$168,435	$45,882

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Credit card payable	$9,352	$14,641
Convertible promissory notes- other	190,000	85,000
Accrued expenses and other liabilities	53,647	25,064
Total Current Liabilities	252,999	124,705

COMMITMENTS AND CONTINGENCIES
Stockholders’ Deficiency
Common stock, $0.001 par value, 394,500,000 shares authorized; 33,503,604 shares issued and outstanding	33,504	33,504
Additional paid-in capital	1,647,731	1,647,731
Accumulated deficit	(1,765,799)	(1,760,058)
Total Stockholders' Deficiency	(84,564)	(78,823)
Total Liabilities and Stockholders' Deficiency	$168,435	$45,882

See accompanying notes to the financial statements.

Sino United Worldwide Consolidated Ltd. Statements of Comprehensive Loss
	Years Ended December 31,
	2019	2018
Revenue	$105,000	$120,000
Operating Expenses
General and administrative	97,469	114,325
Total operating expenses	97,469	114,325
Income (Loss) from operations	7,531	5,675
Other expense:
Interest expense - related party	—	(1,291)
Interest expense – other	(13,270)	(4,699)
Total other expense:	(13,270)	(5,990)
Income (Loss) from continuing operations before income tax provision	(5,739)	(315)
Income tax provision	—	—
Income (Loss) from continuing operations	(5,739)	(315)
Net Income (Loss)	$(5,739)	$(315)
Earnings (loss) per share
Basic - continuing operation	$(0.00)	$(0.00)
- discontinuing operation	$(0.00)	$(0.00)
Total	$(0.00)	$(0.00)
Diluted - continuing operation	$(0.00)	$(0.00)
- discontinuing operation	$(0.00)	$(0.00)
Total	$(0.00)	$(0.00)
Weighted average shares outstanding
Basic	33,503,604	33,503,604
Diluted	33,503,604	33,503,604

See accompanying notes to the financial statements.

Sino United Worldwide Consolidated Ltd.

Statements of Stockholders' Equity (Deficiency)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Income (Loss)	Total
Balance, December 31, 2017	33,503,604	33,504	1,647,731	(1,759,743)	—	(78,508)
Net income (loss)	—	—	—	(315)	—	(315)
Balance, December 31, 2018	33,503,604	33,504	1,647,731	(1,760,058)	—	(78,823)
Shares issued	—	—	—	—	—	—
Net income (loss)	—	—	—	(5,739)	—	(5,739)
Balance, December 31, 2019	33,503,604	33,504	1,647,731	(1,765,799)	—	(84,564)

See accompanying notes to the financial statements.

Sino United Worldwide Consolidated Ltd. Statements of Cash Flows
	Years Ended December 31,
	2019	2018
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(5,739)	$(315)
Net loss from discontinued operation	—	—
Net loss from continuing operation	(5,739)	(315)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Change in operating assets and liabilities
Increase in accounts receivable	(85,000)	(5,000)
Increase in loans receivable	(50,000)	—
Decrease in credit card payable	(5,289)	10,011
Increase in accrued expenses and other current liabilities	28,582	(18,858)
Net cash used in continuing operation	(117,446)	(14,162)
Net cash provided by discontinued operation	—	—
Net cash used in operating activities	(117,446)	(14,162)
CASH FLOW FROM INVESTING ACTIVITIES
Net cash used in continuing operation	—	—
Net cash used in discontinued operation	—	—
Net cash used in investing activities	—	—
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from non-related party loan	105,000	20,000
Loan payable - related party	—	(30,000)
Proceeds from issuance of common stock	—	—
Net cash provided by continuing operation	105,000	(10,000)
Net cash used in discontinued operation	—	—
Net cash provided by(used in) financing activities	105,000	(10,000)
Effect of exchange rate changes on cash
INCREASE(DECREASE) IN CASH	(12,446)	(24,162)
Cash - beginning of year	25,881	50,044
Cash - end of year	$13,435	$25,882
Supplement disclosure information
Cash paid for interest	13,270	5,990
Cash paid for interest-discontinued operation	—	—
Cash paid for income taxes	—	—
Cash paid for income taxes-discontinued operation	—	—
Non-cash financing activities
Debt discount incurred from beneficial conversion feature	—	—
Due to related parties balance were settled by sale of subsidiary	—	—

The accompanying notes are an integral part of these financial statements.

Sino United Worldwide Consolidated Ltd.

Notes to the Financial Statements

Note 1 – Organization and Basis of presentation

Organization

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of the Company and its wholly owned subsidiary. All inter-company transactions and balances are eliminated in consolidation.

Certain amounts in last year’s financial statements have been reclassified to conform to current year presentation.

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital deficit of $84,564, an accumulated deficit of $1,765,799 and stockholders’ deficiency was $84,564 as of December 31, 2019. The Company did not generate cash or income from its continuing operation. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The company is developing new businesses in various fields. There is no assurance that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s working capital requirements. To the extent that funds generated from any private placements, public offering and/or bank financing are insufficient to support the Company’s working capital requirements, the Company will have to raise additional working capital from additional financing. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not be able continue its operations.

NOTE 3 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results. Significant accounting estimates reflected in the Company’s financial statements included the valuation of accounts receivable, the estimated useful lives of long-term assets, the valuation of short term investment and the valuation of deferred tax assets.

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

For the years ended December 31, 2019 and 2018, the Company recorded bad debt expense of $0 and $0, respectively, which were included in the loss from discontinued operations.

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

Net Loss per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive warrants and options and convertible securities. Because the Company incurred losses for the years ended December 31, 2019 and 2018, the number of basic and diluted shares of common stock is the same since any effect from outstanding warrants would be anti-dilutive.

Recently Issued Accounting Pronouncements

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This guidance is effective for all entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The amendments in ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The adoption of this guidance is not expected to have a material impact on the Company's Financial Statements and related disclosures.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

NOTE 4 – Accounts Receivable

Accounts receivable at December 31, 2019 and 2018 consisted of the following:

	December 31, 2019	December 31, 2018
Accounts receivable	$105,000	$20,000
Allowance for doubtful accounts	—	—
	$105,000	$20,000

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

NOTE 6 – Related Party Transactions and Balances

None.

NOTE 7 – INCOME TAXES

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has experienced operating losses for U.S. federal income tax purposes since inception. When it is more likely than not that the deferred tax asset cannot be realized through future income the Company must set up allowance for this future tax benefit. As of December 31, 2019, the Company had approximately $1.8 million net operating loss carryforward available in the U.S. from continuing operation to reduce future taxable income. The Company set up 100% valuation allowance for deferred tax assets resulting from net operating loss carryforward.

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

NOTE 8 –Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-K with the SEC, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the financial statements except for the transaction described below.

The Company signed the Investment Commitment Agreement with iDrink Technology Co. Ltd. (“iDrink”) on 29th January 2020 stating that the Company commits to invest in iDrink Technology Co. Ltd. for total thirty percent common stock of iDrink. iDrink Technology Co. Ltd., Taiwan designs the iDrink Smart Vending Machine, utilizing cloud platform services that consolidate consumption data from beverage manufacturers and consumers alike, and uploading the data to its blockchain-enabled iDrink Smart Vending Machine. iDrink Smart Vending Machine is a beverage vending machine and a cryptocurrency mining machine, as well as a O2O digital currency ATM terminal. iDrink Smart Vending Machine manages real-time inventory information, track fleet of beverage suppliers, offer myriad of data about its consumers’ habits and spending through a seamless cryptocurrency payment system, using business intelligence and analytics solutions with Internet of Things (IoT), Bluetooth and RFID tags.

F- 9