Form 10-Q
period 2020-03-31
Sino United Worldwide Consolidated Ltd.
filed 2020-06-30
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-53737

SINO UNITED WORLDWIDE CONSOLIDATED LTD.

(Exact name of registrant as specified in its charter)

Nevada (State of incorporation)

136-20 38th Ave. Unit 3G

Flushing, NY 11354

(Address of Principal Executive Offices)

_______________

(929) 391-2550

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

At March 31, 2020, there were 33,503,604 shares of the registrant's common stock issued and outstanding.

SINO UNITED WORLDWIDE CONSOLIDATED LTD.

FORM 10-Q

June 30, 2019

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Control and Procedures	14

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Mine Safety Disclosures.	14
Item 5.	Other Information.	14
Item 6.	Exhibits	14
SIGNATURES		15

Sino United Worldwide Consolidated Ltd.

Index to the consolidated financial statements

Table of Contents	Page(s)
Balance Sheets at March 31, 2020 (Unaudited) and December 31, 2019	F-2
Unaudited Statements of Comprehensive Income for the Three Months Ended March 31, 2020 and 2019	F-3
Unaudited Statement of Stockholders’ Equity for the Three Months Ended March 31, 2020	F-4
Unaudited Statements of Cash Flows for the Three Months Ended March 31, 2020 and 2019	F-5
Notes to the Consolidated Financial Statements (Unaudited)	F-6 - F-9

3

Sino United Worldwide Consolidated Ltd.

Balance Sheet

March 31, 2020

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash	$16,874	$13,435
Accounts receivable, net	85,000	105,000
Loans receivable	50,000	50,000
Equity investments	43,683	—
Fixed asset - office equipment	300	—
Credit Card debit balance	1	—
Total Current Assets	195,858	168,435
Total Assets	$195,858	$168,435

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Credit card payable	$10,256	$9,352
Convertible promissory notes- other	225,000	190,000
Accrued expenses and other liabilities	57,220	53,647
Total Current Liabilities	292,476	252,999

COMMITMENTS AND CONTINGENCIES
Stockholders’ Deficiency
Common stock, $0.001 par value, 394,500,000 shares authorized; 33,503,604 shares issued and outstanding	33,504	33,504
Additional paid-in capital	1,647,731	1,647,731
Accumulated deficit	(1,777,853)	(1,765,799)
Total Stockholders' Deficiency	(96,618)	(84,564)
Total Liabilities and Stockholders' Deficiency	$195,858	$168,435

See accompanying notes to the financial statements.

Sino United Worldwide Consolidated Ltd.

Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$19,385	$15,000
Operating Expenses
General and administrative	27,878	10,897
Total operating expenses	27,878	10,897
Income (Loss) from operations	(8,493)	4,103
Other expense:
Interest expense - related party	—	—
Interest expense - other	(3,561)	(1,977)
Total other expense:	(3,561)	(1,977)
Income (Loss) from continuing operations before income tax provision	(12,054)	2,126
Income tax provision	—	—
Income (Loss) from continuing operations	(12,054)	2,126
Net Income (Loss)	$(12,054)	$2,126
Earnings (loss) per share
Basic - continuing operation	$(0.00)	$(0.00)
- discontinuing operation	$(0.00)	$(0.00)
Total	$(0.00)	$(0.00)
Diluted - continuing operation	$(0.00)	$(0.00)
- discontinuing operation	$(0.00)	$(0.00)
Total	$(0.00)	$(0.00)
Weighted average shares outstanding
Basic	33,503,604	33,503,604
Diluted	33,503,604	33,503,604

See accompanying notes to the financial statements.

 Sino United Worldwide Consolidated Ltd.

Statements of Stockholders' Equity (Deficiency)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Income (Loss)	Total
Balance, December 31, 2018	33,503,604	33,504	1,647,731	(1,760,058)	—	(78,823)
Shares issued	—	—	—	—	—	—
Net income (loss)	—	—	—	2,126	—	2,126
Balance, December 31, 2019	33,503,604	33,504	1,647,731	(1,765,799)	—	(84,565)
Net income (loss)	—	—	—	(12,054)	—	(12,054)
Balance, March 31, 2020	33,503,604	33,504	1,647,731	(1,777,853)	—	(96,618)

See accompanying notes to the financial statements.

Sino United Worldwide Consolidated Ltd.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(12,054)	$2,126
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Change in operating assets and liabilities
Decrease in accounts receivable	20,000	(15,000)
Credit Card - debit balance	1
Increase in loans receivable	—	—
Decrease in credit card payable	903	(4,023)
Increase in accrued expenses and other current liabilities	3,573	5,768
Net cash used in continuing operation	12,422	(11,129)
Net cash provided by discontinued operation	—	—
Net cash used in operating activities	12,422	(11,129)
CASH FLOW FROM INVESTING ACTIVITIES
Increase in equity investments- iDrink Taiwan	(43,683)	—
Increase in investing, office equipment	(300)	—
Net cash used in investing activities	(43,983)	—
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from non-related party loan	35,000	15,000
Loan payable - related party	—	—
Proceeds from issuance of common stock	—	—
Net cash provided by continuing operation	35,000	15,000
Net cash used in discontinued operation	—	—
Net cash provided by(used in) financing activities	35,000	15,000
Effect of exchange rate changes on cash
INCREASE(DECREASE) IN CASH	3,438	3,871
Cash - beginning of year	13,436	25,882
Cash - end of year	$16,874	$29,753
Supplement disclosure information
Cash paid for interest	3,561	1,977
Cash paid for interest - discontinued operation	—	—
Cash paid for income taxes	—	—
Cash paid for income taxes - discontinued operation	—	—

The accompanying notes are an integral part of these financial statements.

Sino United Worldwide Consolidated Ltd.

Notes to the Financial Statements

March 31, 2020

(Unaudited)

Note 1 – Organization and Basis of presentation

Organization

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

Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto contained in its report on Form 10-K for the years ended December 31, 2019.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at March 31, 2020, and the results of its operations and cash flows for the three months ended March 31, 2020. The results of operations for the period ended March 31, 2020 are not necessarily indicative of the results to be expected for future quarters or the full year.

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital deficit of $96,618, an accumulated deficit of $1,777,853 and stockholders’ deficiency was $96,618 as of March 31, 2020. The Company did not generate cash or income from its continuing operation. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Earnings per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion. For the three months ended March 31, 2020 and 2019, the difference between numbers of basic and diluted shares of common stock is due to effect of convertible promissory note.

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

NOTE 4 – Loan Receivable

There was no loan receivable made during the period.

NOTE 5 – Convertible Promissory Note

On January 22, 2020 the Company entered into a loan agreement with Ms. Shoou Chyn Kan, a related individual. Pursuant to the loan agreement, Ms. Shoou Chyn Kan agreed to lend the Company $35,000 of loan with 5% of annual interest rate. On the same date, the Company issued a promissory note to Ms. Shoou Chyn Kan for the principal amount of $35,000. Pursuant to the terms of the note, the note is convertible into the Company’s common stock at a conversion price of $0.001 per share. The note began to accrue interest at 6% per annum when it is past due.

NOTE 6 – Income Taxes

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has experienced operating losses for U.S. federal income tax purposes since inception. When it is more likely than not that the deferred tax asset cannot be realized through future income the Company must set up allowance for this future tax benefit.  As of March 31, 2020, the Company had approximately $1.8 million net operating loss carryforward available in the U.S. from continuing operation to reduce future taxable income. The Company set up 100% valuation allowance for deferred tax assets resulting from net operating loss carryforward.

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

A reconciliation of the provision for income taxes to the Company’s effective income tax rate for is as follows:

	Three Months Ended March 31,
	2020	2019
Pre-tax income(loss)	$(12,054)	$2,126
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax expense(credit)	(2,531)	447
Change of valuation allowance	2,531	(447)
Effective tax expense	$—	$—

NOTE 7 –SUBSEQUENT EVENTS

The Company has evaluated the existence of significant events subsequent to the balance sheet date through the date the financial statements were issued and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the financial statements.

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

On January 29, 2020, the Company signed the Investment Commitment Agreement with iDrink Technology Co. Ltd. (“iDrink”) stating that the Company commits to invest in iDrink Technology Co. Ltd. for total thirty percent common stock of iDrink. iDrink Technology Co. Ltd., Taiwan designs the iDrink Smart Vending Machine, utilizing cloud platform services that consolidate consumption data from beverage manufacturers and consumers alike, and uploading the data to its blockchain-enabled iDrink Smart Vending Machine. iDrink Smart Vending Machine is a beverage vending machine and a cryptocurrency mining machine, as well as a O2O digital currency ATM terminal. iDrink Smart Vending Machine manages real-time inventory information, track fleet of beverage suppliers, offer myriad of data about its consumers’ habits and spending through a seamless cryptocurrency payment system, using business intelligence and analytics solutions with Internet of Things (IoT), Bluetooth and RFID tags.

The Company is working new businesses in various fields through careful review and critical selection of new growth businesses. The Company is working to strengthen our core competencies in high technology and blockchain related businesses, such as blockchain apps technology, fintech services, professional consultancy for ICO’s, and other high potential critical blockchain projects.

11

Results of Operations

Three and Three Months ended March 31, 2020 and 2019.

Revenue

The Company recognized $19,385 and $15,000 of revenue during the three months ended March 31, 2020 and 2019 respectively. Our revenues were generated from the I.T. management consulting services.

General and Administrative Expenses:

General and administrative expenses were $27,878 and $10,897 for the three months ended March 31, 2020 and 2019, respectively. The increase was primarily due to professional expenses.

Interest expense

During the three months ended March 31, 2020 and 2019, the Company had interest expense of $3,561 and $1,977 from convertible promissory note respectively.

Net income

As a result of the foregoing, the Company generated net income (loss) of ($12,054) and $2,126 for the three months ended March 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

We have funded our operations to date primarily through operations, and non-related party loans and capital contributions. Due to our net loss and negative cash flow from operating activities, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s management recognizes that the Company must generate sales and obtain additional financial resources to continue to develop its operations

As of March 31, 2020, we had a working capital deficit of $96,618. Our current assets on March 31, 2020 were $195,858 primarily consisting of cash of $16,874, loans receivable of $50,000, accounts receivable of $85,000 and equity investments in iDrink Technology Co. Ltd. $43,683. Our current liabilities were primarily composed of credit card payable of $10,256, convertible promissory notes of $225,000 and accrued expenses and other current liabilities of $57,220.

Cash Flow from Operating Activities

Net cash provided (used) in operating activities was $12,422 during the three months ended March 31, 2020 which consisted of our net loss of ($12,054), offset by a decrease of accounts receivable of $20,000, a change of accrued expenses of $3,573 and a change of credit card payable of $903.

Net cash provided used in operating activities was $11,129 during the three months ended March 31, 2019, which consisted of our net income of $2,126, offset by a change of accounts receivable of $15,000, a change of accrued expenses of $5,768 and a change of credit card payable of $4,023.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $43,983 for the three months ended March 31, 2020, which consisted of investment in iDrink Technology Co. Ltd., Taiwan $43,683 and purchase of new office computer laptop $300.

Net cash used in investing activities totaled $0 for the three months ended March 31, 2019.

Cash Flow from Financing Activities

Net cash provided by financing activities totaled $35,000 of proceeds from non-related party for the three months ended March 31, 2020.

Net cash provided by financing activities totaled $15,000 of proceeds from non-related party for the three months ended March 31, 2019.

12

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

13

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company was not a party to any legal proceeding or litigation as of March 31, 2020.

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

SINO UNITED WORLDWIDE CONSOLIDATED LTD.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURES

Date: June 23, 2020.

By: /s/ Yanru Zhou

Yanru Zhou

Chief Executive Officer

Date: June 23, 2020.

By: /s/ Yanru Zhou

Yanru Zhou

Chief Finance Officer

15