Form 10-K
period 2020-12-31
Sino United Worldwide Consolidated Ltd.
filed 2021-03-30
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

As of December 31, 2020, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the OTC Bulletin Board was approximately $2,376,847 (5,943,604 shares, $0.3999 per share).

On December 31, 2020, there were 33,503,604 shares of the registrant’s common stock issued and outstanding.

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

On August 1, 2020, the Company signed a Loan Agreement with Sinoway International Corporation, granting the latter a credit line in the aggregate amount of US$1 million. On August 25, 2020, the Company granted the first loan of USD25,000 to Sinoway International Corp. with a Promissory Note. This note can be converted to 25,000,000 shares of common stock of Sinoway International Corp. This is in connection with the new business venture between our two companies relating to international third party mobile payments apps developed and provided by Sinoway International Corp.

On December 22, 2020, the Company signed an Investment Commitment Agreement with iDrink Technology Co. Ltd. (“iDrink”) stating that the Company commits to invest in iDrink Technology Co. Ltd. for a total amount equivalent to the value of five percent of outstanding common stock of iDrink. iDrink designs the iDrink Smart Vending Machine, utilizing cloud platform services that consolidate consumption data from beverage manufacturers and consumers alike, and uploads the data to its blockchain-enabled iDrink Smart Vending Machine. It also adopts AI and Big Data technology to facilitate gold trading hedge strategies.

On December 31, 2020, the Company signed a 70:30 joint venture agreement with QQ Pay Pty. Ltd., an Australian company. The company will establish and register a new fintech company named SUIC QQ Pay USA Inc. to be based in New York. SUIC QQ Pay USA Inc. will drive innovation and foster venture capital investments to transform the financial services and technology in the US payments market primarily the Peer to Peer ("P2P"), Business to Consumer ("B2C"), and Business to Business ("B2B") market segments.

The Company will continue to strengthen our competencies in other high technology and blockchain related businesses, such as the revolutionary sound wave technology with industrial applications, blockchain technology, fintech services, professional consultancy for ICO’s, AI and other high potential critical blockchain projects.

Employees

The company currently has 6 partners and employees in Taiwan office, 6 partners and employees in Malaysia office and 2 partners and employees in the U.S. office.

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

Our growth and success highly depend on qualified personnel. So we are inevitable to make all efforts to recruit and retain skilled technical, sales, marketing, managerial, manufacturing, and administrative personnel. Competitions among the industry could cause us difficulty to recruit or retain a sufficient number of qualified technical personnel, which could harm our ability to develop new products. If we are unable to attract and retain necessary key talents, it definitely will harm our ability to develop competitive product and keep good customers and could adversely affect our business and operating results.

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

Our common stock trades on the OTC under the symbol “SUIC.” There is a limited trading market for our common stock and there is frequently no trading in our common stock. As of December 31, 2020, there was no sale of our common stock throughout the year 2020. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

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

As of December 31, 2020, there has been no trading activity in our common stock.  There can be no assurance that a market will ever develop in our common stock in the future.  If a market does not develop then stockholders would be unable to sell any of our common stock likely resulting in a complete loss of any funds they invested.

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

	Closing Prices (1)
	High	Low
Year Ended December 31, 2020
1st Quarter	$2.00	$0.31
2nd Quarter	$0.87	$0.31
3rd Quarter	$0.45	$0.28
4th Quarter	$0.3999	$0.28

Year Ended December 31, 2019
1st Quarter	$5.00	$5.00
2nd Quarter	$5.00	$5.00
3rd Quarter	$5.00	$2.00
4th Quarter	$2.00	$1.09

(1)	The above tables set forth the range of high and low closing prices per share of our common stock as reported by OTC Bulletin Board and the Pink Sheets, as applicable, for the periods indicated.

Approximate Number of Holders of Our Common Stock

On December 31, 2020, there were approximately 60 stockholders of record of our common stock.

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities.

There is no sale of unregistered securities during the fiscal year ending December 31, 2020.

Securities Authorized for Issuance under Equity Compensation Plans

We currently do not have any equity compensation plans.

Item 5.03	Amendment to Articles of Incorporation or Bylaws; Change in Fiscal Year

On January 24, 2019, we filed a certificate of designation setting forth the rights, preferences and privileges of a new series of preferred stock designated as the series A convertible preferred stock and series C convertible preferred stock. Each share of series A preferred stock is convertible into 50 shares of common stock and each share of series C preferred stock is convertible into 20 shares of common stock.

Please refer to 8-K filed on January 30, 2019.

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

Consolidated Financial Statements

The full text of our audited consolidated financial statements as of December 31, 2020 and 2019 begins on page F-1 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company changed auditor and signed engagement contract with James Pai CPA PLLC on February 4, 2020. Please refer to 8-K dated September 6, 2019.

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

During the course of internal evaluation, following control weaknesses are noted for the fiscal year ended December 31, 2020 that required correction:

●	no independent director exists in the Board of Directors, and the directors have a little understanding about U.S. GAAP and Sarbanes-Oxley Act 404 requirements in 2020.

Based upon their evaluation as of the end of the period covered by this annual report, the Company's chief executive officer and chief financial officer concluded that, due to the significant deficiencies in internal control over financial reporting described below, the Company's disclosure controls and procedures are not effective as of December 31, 2020.

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

Management is currently reviewing its staffing and systems in order to remedy the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2020. Additionally, the Registrant’s management has concluded that the Registrant has a material weakness associated with its U.S. GAAP expertise.

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

Name (1)	Age	Title
Bill Tan Yee Wei	49	Chief Technology Officer, Director
Yu-Hung Chen	52	Director
Yanru Zhou	27	Chief Executive Officer and Chief Finance Officer

On Feb 28, 2018, the board of Director (the “Board”) of the Company appointed Yanru Zhou as Chief Executive Officer of the firm. Ms. Zhou, 26, received her undergraduate education in China.

On December 31, 2019, the Board of Directors (the “Board”) of the Company appointed Bill Tan Yee Wei as Chief Technology Officer of the firm. Mr. Wei 48, has more than 18 years of total working experiences in different industries with Lean Manufacturing and Six Sigma Black Belt skills. He has hands on experiences in Supply Chain Management, Procurement, Quality Assurance, Inventory, Sales, Production, Logistic, Project Management, Transport Management and Distribution exposure. Mr. Wei has received his Bachelor of Science, Mechanical Engineer degree at West Virginia University Institute of Technology, WV, USA.

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

Board Attendance

During 2020, the board of directors did not hold any meetings.  All actions were taken by actions in writing.

ITEM 11.	EXECUTIVE COMPENSATION

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2020 and December 31, 2019 by each person who served as chief executive officer during the year ended December 31, 2020.

SUMMARY COMPENSATION TABLE

	Fiscal	Salary	Bonus	Stock Awards	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
Yanru Zhou Chief Executive and Financial Officer (1)	2020	0	0	0	0	0
(1) Ms. Yanru Zhou has served as chief executive and financial officer since Feb. 28 2018 to December 31, 2019. She signed a new employment agreement effective January 1, 2020 whereby she is entitled to a compensation of 10,000 shares of stock of the Company each year.

Bill Tan Yee Wei Chief Technology Officer (2)	2020	0	0	0	0	0
(2) Mr. Wei is appointed as Chief Technology Officer on December 31, 2019. He signed an employment agreement effective January 1, 2020 whereby he is entitled to a compensation of 10,000 shares of stock of the Company each year.

Yu-Hung Chen, Director (3)	2020	0	0	0	0	0
(3) Ms. Yu-hung Chen is appointed as Director on December 31, 2019. He waived any compensation for his services.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2020.

	Option awards				Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Yanru Zhou CEO	—	—	$—	—	—	—	—	—
Bill Tan Yee Wei CTO	—	—	$—	—	—	—	—	—

Remuneration of Directors

None of the members of the Board of Directors receives remuneration for service on the Board.

Executive Employment Contracts

We have employment agreements with CEO, Yanru Zhou on Feb. 28, 2018 for 5 years, subject to automatic renewals of another 5 years she is entitled to a compensation of 10,000 shares of stock of the Company each year.

Equity Compensation Plan Information

We do not have any compensation plan as of December 31, 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of outstanding Registrant Common Stock as of December 31, 2020 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares.

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

(2) For each shareholder, the calculation of percentage of beneficial ownership is based upon 33,503,604 shares of Common Stock outstanding as of December 31, 2020, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

EMPLOYMENT AGREEMENTS

We have employment agreements with CEO, Yanru Zhou on Feb. 28, 2018 for 5 years, subject to automatic renewals of another 5 years she is entitled to a compensation of 10,000 shares of stock of the Company each year.

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

Transactions with Related Persons

During the year of 2020, the Company had no advances from related parties.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	2020		2019
Audit fees(1)		$9,200	$8,000
Audit-related fees	$		$—
Tax fees(2)	$		$—
All other fees	$		$—
Total		$9,200	$8,000

(1)	Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by James Pai, CPA., for our consolidated financial statements as of and for the year ended December 31, 2020.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES.

Exhibit No.	Description
3.1(1)	Articles of Incorporation
3.2(1)	By-Laws
4.1(1)	Form of Share Certificate
10.1(1)	Private Placement Memorandum
10.2(1)	Subscription Agreement
10.3(1)	Registration Rights Agreement
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
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

Sino United Worldwide Consolidated Ltd.

Date: March 30, 2021	By:	/s/ Yanru Zhou
Yanru Zhou Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yanru Zhou	Chief Financial Officer, Director	3/30/2021
Yanru Zhou	(Principal Financial Officer)

/s/ Yanru Zhou	Chief Executive Officer	3/30/2021
Yanru Zhou

Sino United Worldwide Consolidated Ltd.

December 31, 2019 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sino United Worldwide Consolidated Ltd.

Basis for opinion

We have audited the accompanying balance sheets of Sino United Worldwide Consolidated Ltd. (the “Company”) as of December 31, 2020 and 2019 the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Opinion on the Financial Statements

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sino United Worldwide Consolidated Ltd.as of December 31, 2020 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

James Pai CPA

We have served as the company’s auditor since 2020.

March 30, 2021

New York, NY

Sino United Worldwide Consolidated Ltd.
Balance Sheets

	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash	$25,258	$13,435
Accounts receivable, net	150,000	105,000
Short Term Investment - Held-For-Trading	30,000	—
Total Current Assets	205,258	118,435
Loans receivable	50,000	50,000
Fixed assets	250	—
Other receivables - Income From HFT	9,000	—
Other interest receivables - Sinoway International	127	—
Other receivables	49,752	—
Total Assets	$314,387	$168,435

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Credit card payable	$—	$9,352
Convertible promissory notes- other	287,000	190,000
Accrued expenses and other liabilities	95,578	53,647
Total Current Liabilities	382,578	252,999

COMMITMENTS AND CONTINGENCIES
Stockholders’ Deficiency
Common stock, $0.001 par value, 394,500,000 shares authorized; 33,503,604 shares issued and outstanding	33,504	33,504
Additional paid-in capital	1,647,731	1,647,731
Accumulated deficit	(1,749,425)	(1,765,799)
Total Stockholders' Deficiency	(68,190)	(84,564)
Total Liabilities and Stockholders' Deficiency	$314,387	$168,435

See accompanying notes to the consolidated financial statements.

Sino United Worldwide Consolidated Ltd. Statements of Comprehensive Income (Loss)
	Years Ended December 31,
	2020	2019
Revenue	$115,000	$105,000
Operating Expenses
General and administrative	90,760	97,469
Total operating expenses	90,760	97,469
Income (Loss) from operations	24,240	7,531
Other income from HFT	9,980	—
Other expense:
Interest expense - related party	—	—
Interest expense – other	(17,846)	(13,270)
Total other expense:	(17,846)	(13,270)
Income (Loss) from continuing operations before income tax provision	16,373	(5,739)
Income tax provision	—	—
Income (Loss) from continuing operations	16,373	(5,739)
Net Income (Loss)	16,373	$(5,739)
Earnings (loss) per share
Basic - continuing operation	$(0.00)	$(0.00)
- discontinuing operation	$(0.00)	$(0.00)
Total	$(0.00)	$(0.00)
Diluted - continuing operation	$(0.00)	$(0.00)
- discontinuing operation	$(0.00)	$(0.00)
Total	$(0.00)	$(0.00)
Weighted average shares outstanding
Basic	33,503,604	33,503,604
Diluted	33,503,604	33,503,604

See accompanying notes to the consolidated financial statements.

Sino United Worldwide Consolidated Ltd.

Statements of Stockholders' Equity (Deficiency)

	Common Stock		Additional	Accumulated	Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Income (Loss)	Total
Balance, December 31, 2018	33,503,604	33,504	1,647,731	(1,760,058)	—	(78,823)
Shares issued	—	—	—	—	—	—
Net income (loss)	—	—	—	(5,739)	—	(5,739)
Balance, December 31, 2019	33,503,604	33,504	1,647,731	(1,765,799)	—	(84,564)
Shares issued	—	—	—	—	—	—
Net income (loss)	—	—	—	16,373	—	16,373
Balance, December 31, 2020	33,503,604	33,504	1,647,731	(1,749,425)	—	(68,190)

See accompanying notes to the consolidated financial statements.

Sino United Worldwide Consolidated Ltd. Statements of Cash Flows
	Years Ended December 31,
	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$16,373	$(5,739)
Net loss from discontinued operation	—	—
Net loss from continuing operation	16,373	(5,739)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Change in operating assets and liabilities
Increase in accounts receivable	(45,000)	(85,000)
Increase in loans receivable	(49,752)	(50,000)
Other receivables - Income From HFT	(9,000)	—
Other interest receivable - Sinoway International	(127)	—
Depreciation	50	—
Decrease in credit card payable	(9,352)	(5,289)
Increase in accrued expenses and other current liabilities	41,932	28,582
Net cash used in continuing operation	(54,875)	(117,446)
Net cash provided by discontinued operation	—	—
Net cash used in operating activities	(54,875)	(117,446)

CASH FLOW FROM INVESTING ACTIVITIES
Increase in Short term investment-Held for Trading	(30,000)	—
Capital expenditure	(300)
Net cash used in continuing operation	(30,300)	—
Net cash used in discontinued operation	—	—
Net cash used in investing activities	(30,300)	—

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from non-related party loan	97,000	105,000
Proceeds from issuance of common stock	—	—
Net cash provided by continuing operation	97,000	105,000
Net cash used in discontinued operation	—	—
Net cash provided by(used in) financing activities	97,000	105,000

Effect of exchange rate changes on cash

INCREASE(DECREASE) IN CASH	11,823	(12,446)
Cash - beginning of year	13,435	25,881
Cash - end of year	$25,258	$13,435

Supplement disclosure information
Cash paid for interest	2,415	13,270
Cash paid for interest-discontinued operation	—	—
Cash paid for income taxes	—	—
Cash paid for income taxes-discontinued operation	—	—

Non-cash financing activities
Debt discount incurred from beneficial conversion feature	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Sino United Worldwide Consolidated Ltd.

Notes to the Consolidated Financial Statements

NOTE 1 – Organization and Basis of presentation

Organization The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of the Company.

Certain amounts in last year’s financial statements have been reclassified to conform to current year presentation.

NOTE 2 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital deficit of $68,190, an accumulated deficit of $1,749,425 and stockholders’ deficiency was $68,190 as of December 31, 2020. The Company did not generate cash or income from its continuing operation. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

For the years ended December 31, 2020 and 2019, the Company recorded bad debt expense of $0 and $0, respectively, which were included in the loss from discontinued operations.

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

Upon retirement or disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in selling, general and administrative expenses for that period. Major additions and betterments are capitalized to the asset accounts while maintenance and repairs, which do not improve or extend the lives of assets, are expensed as incurred. Investments in Non-Consolidated Entities.

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

NOTE 4 – Accounts Receivable

Accounts receivable at December 31, 2020 and 2019 consisted of the following:

	December 31, 2020	December 31, 2019
Accounts receivable	$150,000	$105,000
Allowance for doubtful accounts	—	—
	$150,000	$105,000

NOTE 5- Convertible Promissory Note

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

On January 29, 2019, the Company entered into a loan agreement with Ms. Shoou Chyn Kan, an related individual. Pursuant to the loan agreement, Ms. Shoou Chyn Kan agreed to lend the Company $15,000 of loan with 5% of annual interest rate. On the same date, the Company issued a promissory note to Ms. Shoou Chyn Kan for the principal amount of $15,000. Pursuant to the terms of the note, the note is convertible into the Company’s common stock at a conversion price of $0.001 per share. The note begins to accrue interest at 6% per annum when it is past due.

On June 1, 2019, the Company entered into a loan agreement with Ms. Shoou Chyn Kan, an related individual. Pursuant to the loan agreement, Ms. Shoou Chyn Kan agreed to lend the Company $50,000 of loan with 5% of annual interest rate. On the same date, the Company issued a promissory note to Ms. Shoou Chyn Kan for the principal amount of $50,000. Pursuant to the terms of the note, the note is convertible into the Company’s common stock at a conversion price of $0.001 per share. The note begins to accrue interest at 6% per annum when it is past due.

On July 1, 2019, the Company entered into a loan agreement with Ms. Shoou Chyn Kan, an related individual. Pursuant to the loan agreement, Ms. Shoou Chyn Kan agreed to lend the Company $20,000 of loan with 5% of annual interest rate. On the same date, the Company issued a promissory note to Ms. Shoou Chyn Kan for the principal amount of $20,000. Pursuant to the terms of the note, the note is convertible into the Company’s common stock at a conversion price of $0.001 per share. The note begins to accrue interest at 6% per annum when it is past due.

On December 1, 2019, the Company entered into a loan agreement with Ms. Shoou Chyn Kan, an related individual. Pursuant to the loan agreement, Ms. Shoou Chyn Kan agreed to lend the Company $20,000 of loan with 5% of annual interest rate. On the same date, the Company issued a promissory note to Ms. Shoou Chyn Kan for the principal amount of $20,000. Pursuant to the terms of the note, the note is convertible into the Company’s common stock at a conversion price of $0.001 per share. The note begins to accrue interest at 6% per annum when it is past due.

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

NOTE 6 – Related Party Transactions and Balances

None.

NOTE 7 – INCOME TAXES

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has experienced operating losses for U.S. federal income tax purposes since inception. When it is more likely than not that the deferred tax asset cannot be realized through future income the Company must set up allowance for this future tax benefit. As of December 31, 2020, the Company had approximately $1.8 million net operating loss carryforward available in the U.S. from continuing operation to reduce future taxable income. The Company set up 100% valuation allowance for deferred tax assets resulting from net operating loss carryforward.

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

NOTE 8 –Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-K with the SEC, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the transaction described below.

SUIC and QQ Pay Pty. Australia formed and registered a new fintech company named SUIC QQ Pay USA based in New York. This JV company, SUIC QQ Pay USA company will drive innovation and foster venture capital investments to transform the financial services and technology in the US payments market primarily the Peer to Peer ("P2P"), Business to Consumer ("B2C"), and Business to Business ("B2B") market segments.

