Form 10-Q
period 2021-03-31
Sino United Worldwide Consolidated Ltd.
filed 2021-05-18
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

At March 31, 2021, there were 33,503,604 shares of the registrant's common stock issued and outstanding.

SINO UNITED WORLDWIDE CONSOLIDATED LTD.

FORM 10-Q

June 30, 2019

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Control and Procedures	14

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Mine Safety Disclosures.	15
Item 5.	Other Information.	15
Item 6.	Exhibits	15
SIGNATURES		16

Sino United Worldwide Consolidated Ltd.

Index to the consolidated financial statements

Table of Contents	Page(s)
Balance Sheets at March 31, 2021 (Unaudited) and December 31, 2020	F-2
Unaudited Statements of Comprehensive Income for the Three Months Ended March 31, 2021 and 2020	F-3
Unaudited Statement of Stockholders’ Equity for the Three Months Ended March 31, 2021	F-4
Unaudited Statements of Cash Flows for the Three Months Ended March 31, 2021 and 2020	F-5
Notes to the Consolidated Financial Statements (Unaudited)	F-6 - F-9

3

Sino United Worldwide Consolidated Ltd.

Balance Sheet

March 31, 2021

	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash	$20,303	$25,258
Accounts receivable, net	173,000	150,000
Short Term Investment - Held-For-Trading	30,000	30,000
Total Current Assets	223,303	205,258
Fixed asset- office equipment	238	250
Loans receivable	50,000	50,000
Other receivables - Income From HFT	9,000	9,000
Other interest receivables - Sinoway International	435	127
Other receivables	53,925	49,752
Total Assets	$336,901	$314,387

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Convertible promissory notes- other	$287,000	$287,000
Short term debt	10,000	—
Accrued expenses and other liabilities	98,505	95,578
Total Current Liabilities	395,505	382,578

COMMITMENTS AND CONTINGENCIES
Stockholders’ Deficiency
Common stock, $0.001 par value, 394,500,000 shares authorized; 33,503,604 shares issued and outstanding	33,504	33,504
Additional paid-in capital	1,647,731	1,647,731
Accumulated deficit	(1,739,838)	(1,749,425)
Total Stockholders' Deficiency	(58,604)	(68,190)
Total Liabilities and Stockholders' Deficiency	$336,901	$314,387

See accompanying notes to the financial statements.

Sino United Worldwide Consolidated Ltd.

Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$33,000	$19,385
Operating Expenses
General and administrative	20,695	27,878
Total operating expenses	20,695	27,878

Income (Loss) from operations	12,305	(8,493)

Other revenue
Other Income from HFT	1,807	—

Other expense:
Interest expense - related party	—	—
Interest expense – other	(4,525)	(3,561)
Total other expense	(4,525)	(3,561)

Income (Loss) from continuing operations before income tax provision	9,587	(12,054)
Income tax provision	—	—
Income (Loss) from continuing operations	9,587	(12,054)
Net Income (Loss)	$9,587	$(12,054)

Earnings (loss) per share
Basic - continuing operation	$(0.00)	$(0.00)
- discontinuing operation	$(0.00)	$(0.00)
Total	$(0.00)	$(0.00)
Diluted - continuing operation	$(0.00)	$(0.00)
- discontinuing operation	$(0.00)	$(0.00)
Total	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic	33,503,604	33,503,604
Diluted	33,503,604	33,503,604

See accompanying notes to the financial statements.

Sino United Worldwide Consolidated Ltd.

Statements of Stockholders' Equity (Deficiency)

	Common Stock		Additional	Accumulated	Accumulated Other
	Number of Shares	Amount	Paid- in Capital	Earnings (Deficit)	Income (Loss)	Total
Balance, December 31, 2019	33,503,604	33,504	1,647,731	(1,765,799)	—	(84,564)
Net income (loss)	—	—	—	16,373	—	16,373
Balance, December 31, 2020	33,503,604	33,504	1,647,731	(1,749,425)	—	(68,190)
Net income (loss)	—	—	—	9,587	—	9,587
Balance, March 31, 2021	33,503,604	33,504	1,647,731	(1,739,838)	—	(58,604)

See accompanying notes to the financial statements.

Sino United Worldwide Consolidated Ltd.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$9,587	$(12,054)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Change in operating assets and liabilities
Decrease (increase) in accounts receivable	(23,000)	20,000
Credit Card -debit balance	—	1
Increase in other receivables	(4,173)	—
Decrease in credit card payable	—	903
Increase in other interest receivables-Sinoway Internatinal	(308)	—
Increase in accrued expenses and other current liabilities	2,927	3,573
Depreciation	12	—
Net cash used in continuing operation	(14,955)	12,422
Net cash provided by discontinued operation	—	—
Net cash used in operating activities	(14,955)	12,422

CASH FLOW FROM INVESTING ACTIVITIES
Increase in equity investments- iDrink Taiwan	—	(43,683)
Increase in investing, office equipment	—	(300)
Net cash used in investing activities	—	(43,983)

CASH FLOW FROM FINANCING ACTIVITIES
Increase in non-related party loan	10,000	35,000
Loan payable - related party	—	—
Proceeds from issuance of common stock	—	—
Net cash provided by continuing operation	10,000	35,000
Net cash used in discontinued operation	—	—
Net cash provided by(used in) financing activities	10,000	35,000

Effect of exchange rate changes on cash
INCREASE(DECREASE) IN CASH	(4,955)	3,438
Cash - beginning of year	25,258	13,436
Cash - end of year	$20,303	$16,874

Supplement disclosure information
Cash paid for interest	99	3,561
Cash paid for interest-discontinued operation	—	—
Cash paid for income taxes	—	—
Cash paid for income taxes-discontinued operation	—	—

The accompanying notes are an integral part of these financial statements.

Sino United Worldwide Consolidated Ltd.

Notes to the Financial Statements

March 31, 2021

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

Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto contained in its report on Form 10-K for the years ended December 31, 2020.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at March 31, 2021, and the results of its operations and cash flows for the three months ended March 31, 2021. The results of operations for the period ended March 31, 2020 are not necessarily indicative of the results to be expected for future quarters or the full year.

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital deficit of $58,604, an accumulated deficit of $1,739,838 and stockholders’ deficiency was $58,604 as of March 31, 2021. The Company did not generate cash or income from its continuing operation. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Earnings per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion. For the three months ended March 31, 2021 and 2020, the difference between numbers of basic and diluted shares of common stock is due to effect of convertible promissory note.

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

NOTE 5 – Convertible Promissory Note

There was no convertible promissory note made during the period.

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

A reconciliation of the provision for income taxes to the Company’s effective income tax rate for is as follows:

	Three Months Ended March 31,
	2021	2020
Pre-tax income(loss)	$9,587	$(12,054)
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax expense(credit)	(2,013)	(2,531)
Change of valuation allowance	2,013	2,531
Effective tax expense	$—	$—

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

Results of Operations

Three and Three Months ended March 31, 2021 and 2020.

Revenue

The Company recognized $33,000 and $19,385 of revenue during the three months ended March 31, 2021 and 2020 respectively. Our revenues were generated from the I.T. management consulting services.

General and Administrative Expenses:

General and administrative expenses were $20,695 and $27,878 for the three months ended March 31, 2021 and 2020, respectively. The increase was primarily due to professional expenses.

Interest expense

During the three months ended March 31, 2021 and 2020, the Company had 1interest expense of $4,525 and $3,561 from convertible promissory note respectively.

Net income

As a result of the foregoing, the Company generated net income (loss) of $9,587 and ($12,054) and for the three months ended March 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

We have funded our operations to date primarily through operations, and non-related party loans and capital contributions. Due to our net loss and negative cash flow from operating activities, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s management recognizes that the Company must generate sales and obtain additional financial resources to continue to develop its operations.

As of March 31, 2021, we had a working capital deficit of $58,604. Our current assets on March 31, 2021 were $223,303 primarily consisting of cash of $20,303, loans receivable of $50,000, accounts receivable of $173,000 and Short Term Investment - Held-For-Trading $30,000. Our current liabilities were primarily composed of convertible promissory notes of $287,000, accrued expenses and other current liabilities of 98,505, and short term debt of $10,000.

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

Cash Flow from Operating Activities

Net cash provided (used) in operating activities was ($14,955) during the three months ended March 31, 2021 which consisted of our net earnings of $9,587 with an increase of accounts receivable of $23,000, increase in other receivables $4,173, increase in interest receivables of $308, and a change in accrued expenses of $2,927.

Net cash provided (used) in operating activities was $12,422 during the three months ended March 31, 2020 which consisted of our net loss of ($12,054), offset by a decrease of accounts receivable of $20,000, a change of accrued expenses of $3,573 and a change of credit card payable of $903.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $0 for the three months ended March 31, 2021.

Net cash used in investing activities totaled $43,983 for the three months ended March 31, 2020, which consisted of investment in iDrink Technology Co. Ltd., Taiwan $43,683 and purchase of new office computer laptop $300.

Cash Flow from Financing Activities

Net cash provided by financing activities totaled $10,000 of proceeds from non-related party loans for the three months ended March 31, 2021.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company was not a party to any legal proceeding or litigation as of March 31, 2021.

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

SIGNATURES

Date: May 17, 2021.

By: /s/ Yanru Zhou

Yanru Zhou

Chief Executive Officer

Date: May 17, 2021.

By: /s/ Yanru Zhou

Yanru Zhou

Chief Finance Officer

