Form 10-Q
period 2021-06-30
Sino United Worldwide Consolidated Ltd.
filed 2021-08-13
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-53737

Sino United Worldwide Consolidated Ltd.

(Exact name of registrant as specified in its charter)

Nevada (State of incorporation)

47-2148252 (I.R.S. Employer Identification No.)

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

At June 30, 2021, there were 33,503,604 shares of the registrant's common stock issued and outstanding.

SINO UNITED WORLDWIDE CONSOLIDATED LTD.

FORM 10-Q

June 30, 2021

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Control and Procedures	14

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Mine Safety Disclosures.	15
Item 5.	Other Information.	15
Item 6.	Exhibits	15
SIGNATURES		16

Sino United Worldwide Consolidated Ltd.

Index to the consolidated financial statements

Table of Contents	Page(s)
Balance Sheets at June 30, 2021 (Unaudited) and December 31, 2020	F-2
Unaudited Statements of Operations for the Three and Six Months Ended June 30, 2021 and 2020	F-3
Unaudited Statement of Stockholders' Equity for the Six Months Ended June 30, 2021.	F-4
Unaudited Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020.	F-5
Notes to the Consolidated Financial Statements (Unaudited)	F-6 - F-9

3

Sino United Worldwide Consolidated Ltd.

Balance Sheet

June 30, 2021

	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash	$69,193	$25,258
Accounts receivable, net	138,025	150,000
Short Term Investment- Held-for-Trading	30,000	30,000
Total Current Assets	237,218	205,258
Loans receivable	50,000	50,000
Fixed asset- office equipment laptop	225	250
Other receivables -Income From HFT	9,000	9,000
Other interest receivables -Sinoway International	747	127
Other receivable	58,099	49,752
Total Assets	$355,289	$314,387

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Credit card payable	$6,013	$-
Convertible promissory notes- other	287,000	287,000
Accrued expenses and other liabilities	102,980	95,578
Short term debt	10,000	-
Total Current Liabilities	405,993	382,578

COMMITMENTS AND CONTINGENCIES
Stockholders' Deficiency
Common stock, $0.001 par value, 394,500,000 shares authorized; 33,503,604 shares issued and outstanding	33,504	33,504
Additional paid-in capital	1,647,731	1,647,731
Accumulated deficit	(1,731,939)	(1,749,425)
Total Stockholders' Deficiency	(50,705)	(68,190)
Total Liabilities and Stockholders' Deficiency	$355,289	$314,387

See accompanying notes to the financial statements.

Sino United Worldwide Consolidated Ltd.

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$65,000	$20,999	$98,000	$40,384
Operating Expenses
General and administrative	57,413	30,122	73,633	57,312
Total operating expenses	57,413	30,122	73,633	57,312
Income (Loss) from operations	7,587	(9,123)	24,367	(16,928)
Other income from HFT	-	9,000	-	9,000
Other income	312	-	2,119	-
Other expense:	-	-	-	-
Interest expense - related party	-	-	-	-
Interest expense - other	(4,475)	(4,250)	(9,000)	(8,498)
Total other expense:	(4,475)	(4,250)	(9,000)	(8,498)
Income (Loss) from continuing operations before income tax provision	3,424	(4,373)	17,486	(16,427)
Income tax provision	-	-	-	-
Income (Loss) from continuing operations	3,424	(4,373)	17,486	(16,427)
Net Income (Loss)	$3,424	$(4,373)	$17,486	$(16,427)
Earnings (loss) per share
Basic - continuing operation	$(0.00)	$(0.00)	$(0.00)	$(0.00)
- discontinuing operation	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Total	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted - continuing operation	$(0.00)	$(0.00)	$(0.00)	$(0.00)
- discontinuing operation	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Total	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding
Basic	33,503,604	33,503,604	33,503,604	33,503,604
Diluted	33,503,604	33,503,604	33,503,604	33,503,604

See accompanying notes to the financial statements.

Sino United Worldwide Consolidated Ltd.

Statements of Stockholders' Equity (Deficiency)

	Common Stock		Additional	Accumulated	Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Income (Loss)	Total
Balance, December 31, 2019	33,503,604	33,504	1,647,731	(1,765,799)	-	(84,564)
Shares issued	-	-	-	-	-	-
Net income (loss)	-	-	-	16,373	-	16,373
Balance, December 31, 2020	33,503,604	33,504	1,647,731	(1,749,425)	-	(68,190)
Net income (loss)	-	-	-	17,486	-	17,486
Balance, June 30, 2021	33,503,604	33,504	1,647,731	(1,731,939)	-	(50,705)

See accompanying notes to the financial statements.

Sino United Worldwide Consolidated Ltd.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	17,486	$(16,427)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	25	25
Change in operating assets and liabilities
Accounts receivable	11,975	(10,000)
Other receivables	(8,966)	(17,135)
Credit card payable	6,013	2,564
Other payable	-	26,500
Increase in accrued expenses and other current liabilities	7,402	7,313
Net cash used in continuing operation	33,935	(7,161)
Net cash provided by discontinued operation	-	-
Net cash used in operating activities	33,935	(7,161)

CASH FLOW FROM INVESTING ACTIVITIES
Increase in Short term investment - Held for Trading	-	(30,000)
Capital Expenditure	-	(300)
Making loans to others	-	-
Net cash used in investing activities	-	(30,300)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from non-related party loan	10,000	47,000
Net cash provided by(used in) financing activities	10,000	47,000

Effect of exchange rate changes on cash

INCREASE(DECREASE) IN CASH	43,935	9,540
Cash - beginning of year	25,258	13,435
Cash - end of year	$69,193	$22,975

Supplement disclosure information
Cash paid for interest	9,000	1,186
Cash paid for interest - discontinued operation	-	-
Cash paid for income taxes	-	-
Cash paid for income taxes - discontinued operation	-	-

The accompanying notes are an integral part of these financial statements.

Sino United Worldwide Consolidated Ltd.

Notes to the Financial Statements

June 30, 2021

(Unaudited)

Note 1 - Organization and Basis of presentation

Organization

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and include the accounts of the Company and its wholly owned subsidiary. All inter-company transactions and balances are eliminated in consolidation.

Certain amounts in last year's financial statements have been reclassified to conform to current year presentation.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at June 30, 2021, and the results of its operations and cash flows for the three months ended June 30, 2021. The results of operations for the period ended June 30, 2021 are not necessarily indicative of the results to be expected for future quarters or the full year.

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital deficit of $50,705 an accumulated deficit of $1,731,939 and stockholders' deficiency was $50,705 as of June 30, 2021. The Company did not generate cash or income from its continuing operation. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The company is developing new businesses in various fields. There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company's working capital requirements. To the extent that funds generated from any private placements, public offering and/or bank financing are insufficient to support the Company's working capital requirements, the Company will have to raise additional working capital from additional financing. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not be able continue its operations.

NOTE 3 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results. Significant accounting estimates reflected in the Company's consolidated financial statements included the valuation of accounts receivable, the estimated useful lives of long-term assets, the valuation of short-term investment and the valuation of deferred tax assets.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The Company follows paragraph 310-10-50-9 of the FASB Accounting Standards Codification to estimate the allowance for doubtful accounts. The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and economic conditions.

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. Bad debt expense is included in general and administrative expenses, if any. Pursuant to paragraph 310-10-50-2 of the FASB Accounting Standards Codification account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company has adopted paragraph 310-10-50-6 of the FASB Accounting Standards Codification and determine when receivables are past due or delinquent based on how recently payments have been received.

Revenue Recognition

The Company's revenue recognition policies are in compliance with ASC 605 (Originally issued as Staff Accounting Bulletin (SAB) 104). Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist, and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.   Discounts provided to customers by the Company at the time of sale are recognized as a reduction in sales as the products are sold. Sales taxes are not recorded as a component of sales.

The Company derives its revenues from sales contracts with customers with revenues being generated upon the shipment of merchandise. Persuasive evidence of an arrangement is demonstrated via sales invoice or contract; product delivery is evidenced by warehouse shipping log as well as a signed acknowledgement of receipt from the customers or a signed bill of lading from the third party trucking company and title transfers upon shipment, based on free on board ("FOB") warehouse terms; the sales price to the customer is fixed upon acceptance of the signed purchase order or contract and there is no separate sales rebate, discount, or volume incentive. When the Company recognizes revenue, no provisions are made for returns because, historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues.

Net sales of products represent the invoiced value of goods, net of value added taxes ("VAT"). The Company is subject to VAT which is levied on all of the Company's products at the rate of 5% on the invoiced value of sales. Sales or Output VAT is borne by customers in addition to the invoiced value of sales and Purchase or Input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold and tenant improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets. The Company periodically reviews assets' estimated useful lives based upon actual experience and expected future utilization. A change in useful life is treated as a change in accounting estimate and is applied prospectively.

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

Earnings per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion. For the three months ended June 30, 2021 and 2020, the difference between numbers of basic and diluted shares of common stock is due to effect of convertible promissory note.

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

In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This guidance is effective for all entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The amendments in ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The adoption of this guidance is not expected to have a material impact on the Company's Financial Statements and related disclosures.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

NOTE 4 - Loan Receivable

There was no loan receivable made during the period.

NOTE 5 - Convertible Promissory Note

There was no convertible promissory note made during the period.

NOTE 6 - Income Taxes

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has experienced operating losses for U.S. federal income tax purposes since inception. When it is more likely than not that the deferred tax asset cannot be realized through future income the Company must set up allowance for this future tax benefit.  As of June 30, 2021, the Company had approximately $1.8 million net operating loss carryforward available in the U.S. from continuing operation to reduce future taxable income. The Company set up 100% valuation allowance for deferred tax assets resulting from net operating loss carryforward.

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

A reconciliation of the provision for income taxes to the Company's effective income tax rate for is as follows:

	Six Months Ended June 30,
	2021	2020
Pre-tax income(loss)	$17,486	$(16,427)
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax expense(credit)	(3,672)	(3,450)
Change of valuation allowance	3,672	3,450
Effective tax expense	$-	$-

NOTE 7 -SUBSEQUENT EVENTS

The Company has evaluated the existence of significant events subsequent to the balance sheet date through the date the financial statements were issued and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

On September 30, 2017, pursuant to agreements with one of the Company's directors, Li-An Chu, the Company transferred the 100% ownership in its wholly owned Taiwan Subsidiary, Jinchih International Limited ("Jinchih"), to Li-An Chu in exchange for cancellation of debt $379,254, and cancellation of total 25,503,333 shares of the Company's common stock owned by a group of stockholders, including Li-An Chu. As a result of these transactions, Jinchih is no longer a wholly owned subsidiary of the Company as of September 30, 2017.

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

The Company is working new businesses in various fields through careful review and critical selection of new growth businesses. The Company is working to strengthen our core competencies in high technology and blockchain related businesses, such as blockchain apps technology, fintech services, professional consultancy for ICO's, and other high potential critical blockchain projects.

Results of Operations

Three and Six Months ended June 30, 2021 and 2020.

Revenue

The Company recognized $65,000 and $20,999 of revenue during the three months ended June 30, 2021 and 2020, and $98,000 and $45,000 of revenue during six months ended June 30, 2021 and 2020 respectively. Our revenues were generated from the I.T. management consulting services.

General and Administrative Expenses:

General and administrative expenses were $57,413 and $30,122 for the three months ended June 30, 2021 and 2020, and $73,633 and $57,312 for the six months ended June 30, 2021 and 2020, respectively. The increase was primarily due to professional fees paid.

Interest expense

During the three months ended June 30, 2021 and 2020, the Company had interest expense of $4,475 and $4,250 and during the six months ended June 30, 2021 and 2020, the company had interest expenses of $9,000 and $8,498, from convertible promissory note respectively.

Net income

As a result of the foregoing, the Company generated net income (loss) of $3,424 and ($4,373) for the three months ended June 30, 2021 and 2020, and $17,486 and ($16,427) for the six months ended June 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

We have funded our operations to date primarily through operations, and non-related party loans and capital contributions. Due to our net loss and negative cash flow from operating activities, there is substantial doubt about the Company's ability to continue as a going concern. The Company's management recognizes that the Company must generate sales and obtain additional financial resources to continue to develop its operations

As of June 30, 2021, we had a working capital deficit of $50,705. Our current assets on June 30, 2021 were $237,218 primarily consisting of cash of $69,193, accounts receivable of $138,025 and Short Term Investment- Held-for-Trading in iDrink Technology Co. Ltd. $30,000. Other assets include loans receivable of $50,000 and other receivables $58,099 and accounts receivables-income from HFT $9,000. Our current liabilities were primarily composed of credit card payable of $6,013, convertible promissory notes of $287,000, accrued expenses and accrued expenses and other liabilities of $102,980 and short term debt $10,000.

Cash Flow from Operating Activities

Net cash provided used in operating activities was ($33,935) during the six months ended June 30, 2021 which consisted of our net income of ($17,486), offset by the changes in accounts receivable $11,975, other receivables ($8,966), a change of accrued expenses of $7,402 and a change of credit card payable of $6,013.

Net cash provided used in operating activities was $7,161 during the six months ended June 30, 2020 which consisted of our net income of ($16,427), offset by the changes in other receivable $17,134, accounts receivable $10,000, increase of other payable of $26,500, a change of accrued expenses of $7,313 and a change of credit card payable of $2,564.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $0 for the six months ended June 30, 2021

Net cash used in investing activities totaled $30,300 for the six months ended June 30, 2020

Cash Flow from Financing Activities

Net cash provided by financing activities totaled $10,000 of proceeds from non-related party for the six months ended June 30, 2021.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The Company follows paragraph 310-10-50-9 of the FASB Accounting Standards Codification to estimate the allowance for doubtful accounts. The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and economic conditions.

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. Bad debt expense is included in general and administrative expenses, if any. Pursuant to paragraph 310-10-50-2 of the FASB Accounting Standards Codification account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company has adopted paragraph 310-10-50-6 of the FASB Accounting Standards Codification and determine when receivables are past due or delinquent based on how recently payments have been received.

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

Revenue Recognition

The Company's revenue recognition policies are in compliance with ASC 605 (Originally issued as Staff Accounting Bulletin (SAB) 104). Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.   Discounts provided to customers by the Company at the time of sale are recognized as a reduction in sales as the products are sold. Sales taxes are not recorded as a component of sales.

The Company derives its revenues from sales contracts with customers with revenues being generated upon the shipment of merchandise. Persuasive evidence of an arrangement is demonstrated via sales invoice or contract; product delivery is evidenced by warehouse shipping log as well as a signed acknowledgement of receipt from the customers or a signed bill of lading from the third party trucking company and title transfers upon shipment, based on free on board ("FOB") warehouse terms; the sales price to the customer is fixed upon acceptance of the signed purchase order or contract and there is no separate sales rebate, discount, or volume incentive. When the Company recognizes revenue, no provisions are made for returns because, historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues.

Net sales of products represent the invoiced value of goods, net of value added taxes ("VAT"). The Company is subject to VAT which is levied on all of the Company's products at the rate of 5% on the invoiced value of sales. Sales or Output VAT is borne by customers in addition to the invoiced value of sales and Purchase or Input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

Foreign Currency Translation

The Company follows Section 830-10-45 of the FASB Accounting Standards Codification ("Section 830-10-45") for foreign currency translation to translate the financial statements of the foreign subsidiary from the functional currency, generally the local currency, into U.S. Dollars. Section 830-10-45 sets out the guidance relating to how a reporting entity determines the functional currency of a foreign entity (including of a foreign entity in a highly inflationary economy), re-measures the books of record (if necessary), and characterizes transaction gains and losses. the assets, liabilities, and operations of a foreign entity shall be measured using the functional currency of that entity. An entity's functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment, or local currency, in which an entity primarily generates and expends cash.

The functional currency of each foreign subsidiary is determined based on management's judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures, would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary's operations must also be considered. If a subsidiary's functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary's financial statements is included in accumulated other comprehensive income. However, if the functional currency is deemed to be the U.S. Dollar, then any gain or loss associated with the re-measurement of these financial statements from the local currency to the functional currency would be included in the consolidated statements of comprehensive income (loss). If the Company disposes of foreign subsidiaries, then any cumulative translation gains or losses would be recorded into the consolidated statements of comprehensive income (loss). If the Company determines that there has been a change in the functional currency of a subsidiary to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within the statement of comprehensive income (loss). Based on an assessment of the factors discussed above, the management of the Company determined the relevant subsidiaries' local currencies to be their respective functional currencies.

 PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company was not a party to any legal proceeding or litigation as of June 30, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101	The following materials from Sino United Worldwide Consolidated Ltd.'s Quarterly Report on Form 10-Q for the period ended September 30, 2018 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet; (ii) the Consolidated Statement of Comprehensive Income; (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements. This Exhibit 101 is deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SINO UNITED WORLDWIDE CONSOLIDATED LTD.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURES

Date: August 2, 2021.

By: /s/ Yanru Zhou

Yanru Zhou

Chief Executive Officer

Date: August 2, 2021.

By: /s/ Yanru Zhou

Yanru Zhou

Chief Finance Officer

