Form 10-Q
period 2021-09-30
Sino United Worldwide Consolidated Ltd.
filed 2021-11-19
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

At September 30, 2021, there were 33,503,604 shares of the registrant's common stock issued and outstanding.

SINO UNITED WORLDWIDE CONSOLIDATED LTD.

FORM 10-Q

September 30, 2021

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Control and Procedures	14

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Mine Safety Disclosures.	15
Item 5.	Other Information.	15
Item 6.	Exhibits	15
SIGNATURES		16

Sino United Worldwide Consolidated Ltd.

Index to the consolidated financial statements

Table of Contents	Page(s)
Balance Sheets at September 30, 2021 (Unaudited) and December 31, 2020	F-2
Unaudited Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020	F-3
Unaudited Statement of Stockholders' Equity for the Nine Months Ended September 30, 2021	F-4
Unaudited Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	F-5
Notes to the Consolidated Financial Statements (Unaudited)	F-6 - F-9

3

Sino United Worldwide Consolidated Ltd.

Balance Sheet

September 30, 2021

	September 30, 2021 (Unaudited)	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash	$54,071	$25,258
Accounts receivable, net	214,025	150,000
Short Term Investment- Held-for-Trading	30,000	30,000
Total Current Assets	298,096	205,258

Fixed asset- office equipment laptop	213	250
Loans receivable	50,000	50,000
Other receivables -Income From HFT	9,000	9,000
Other interest receivables -Sinoway International	1,568	127
Other receivables- others	127,272	49,752
Total Assets	$486,148	$314,387

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Credit card payable	$11,836	$-
Convertible promissory notes- other	287,000	287,000
Short term debt	90,000	-
Accrued expenses and other liabilities	153,068	95,578
Total Current Liabilities	541,904	382,578

COMMITMENTS AND CONTINGENCIES
Stockholders' Deficiency
Common stock, $0.001 par value, 394,500,000 shares authorized; 33,503,604 shares issued and outstanding	33,504	33,504
Additional paid-in capital	1,647,731	1,647,731
Accumulated deficit	(1,736,991)	(1,749,425)
Total Stockholders' Deficiency	(55,756)	(68,191)
Total Liabilities and Stockholders' Deficiency	$486,148	$314,387

See accompanying notes to the financial statements.

Sino United Worldwide Consolidated Ltd.

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$106,000	$30,000	$204,000	70,000

Operating Expenses
General and administrative	62,585	22,786	190,793	85,294
Total operating expenses	62,585	22,786	190,793	85,294
Income (Loss) from operations	43,415	7,214	13,207	(15,294)

Other revenues
Other income from HFT	-	-	-	-
Other income	10,634	469	12,752	9,980

Other expense:
Interest expense - related party	-	-	-	-
Interest expense - other	(4,475)	(4,352)	(13,524)	(12,851)
Total other expense:	(4,475)	(4,352)	(13,524)	(12,851)

Income (Loss) from continuing operations before income tax provision	49,574	3,331	12,435	(18,165)
Income tax provision	-	-	-	-
Income (Loss) from continuing operations	49,574	3,331	12,435	(18,165)
Net Income (Loss)	$49,574	$3,331	$12,435	$(18,165)

Earnings (loss) per share
Basic - continuing operation	$(0.00)	$(0.00)	$(0.00)	$(0.00)
- discontinuing operation	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Total	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted - continuing operation	$(0.00)	$(0.00)	$(0.00)	$(0.00)
- discontinuing operation	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Total	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic	33,503,604	33,503,604	33,503,604	33,503,604
Diluted	33,503,604	33,503,604	33,503,604	33,503,604

See accompanying notes to the financial statements.

Sino United Worldwide Consolidated Ltd.

Statements of Stockholders' Equity (Deficiency)

	Common Stock		Additional	Accumulated	Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Income (Loss)	Total
Balance, December 31, 2019	33,503,604	33,504	1,647,731	(1,765,799)	-	(84,564)
Net income (loss)	-	-	-	(16,373)	-	(16,373)
Balance, December 31, 2020	33,503,604	33,504	1,647,731	(1,749,425)	-	(68,191)
Net income (loss)	-	-	-	12,435	-	12,435
Balance, September 30, 2021	33,503,604	33,504	1,647,731	(1,736,991)	-	(55,756)

See accompanying notes to the financial statements.

Sino United Worldwide Consolidated Ltd.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$12,435	$(18,165)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	38	38
Change in operating assets and liabilities
Accounts receivable	(64,025)	(10,000)
Other receivables- others	(77,520)	(35,819)
Other receivables -Income From HFT	-	(9,000)
Other interest receivables - Sinoway International	(1,441)	(127)
Credit card payable	11,836	(3,553)
Accrued expenses and other current liabilities	57,490	37,580
Other payable	-	-
Net cash used in operating activities	(61,187)	(31,939)

CASH FLOW FROM INVESTING ACTIVITIES
Making loans to others	-	-
Short term investment - Held for Trading	-	(30,000)
Capital expenditure	-	(300)
Net cash used in investing activities	-	(30,300)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from non-related party loan	90,000	72,000
Net cash provided by(used in) financing activities	90,000	72,000

Effect of exchange rate changes on cash
INCREASE(DECREASE) IN CASH	28,813	9,761
Cash - beginning of year	25,258	13,435
Cash - end of period	$54,071	$23,196

Supplement disclosure information
Cash paid for interest	13,524	1,186
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these financial statements.

Sino United Worldwide Consolidated Ltd.

Notes to the Financial Statements

September 30, 2021

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at September 30, 2021, and the results of its operations and cash flows for the nine months ended September 30, 2021. The results of operations for the period ended September 30, 2021 are not necessarily indicative of the results to be expected for future quarters or the full year.

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital deficit of $55,756 an accumulated deficit of $1,736,991 and stockholders' deficiency was $55,756 as of September 30, 2021. The Company did not generate cash or income from its continuing operation. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Earnings per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion. For the nine months ended September 30, 2021 and 2020, the difference between numbers of basic and diluted shares of common stock is due to effect of convertible promissory note.

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

NOTE 5 - Convertible Promissory Note

On January 22, 2020 the Company entered into a loan agreement with Ms. Shoou Chyn Kan, a related individual. Pursuant to the loan agreement, Ms. Shoou Chyn Kan agreed to lend the Company $35,000 of loan with 5% of annual interest rate. On the same date, the Company issued a promissory note to Ms. Shoou Chyn Kan for the principal amount of $35,000. Pursuant to the terms of the note, the note is convertible into the Company's common stock at a conversion price of $0.001 per share. The note began to accrue interest at 6% per annum when it is past due.

On June 1, 2020, the Company entered into a loan agreement with Ms. Shoou Chyn Kan, a related individual. Pursuant to the loan agreement, Ms. Shoou Chyn Kan agreed to lend the Company $12,000 of loan with 5% of annual interest rate. On the same date, the Company issued a promissory note to Ms. Shoou Chyn Kan for the principal amount of $12,000. Pursuant to the terms of the note, the note is convertible into the Company's common stock at a conversion price of $0.001 per share. The note began to accrue interest at 5% per annum when it is past due.

On August 25, 2020, the Company entered into a loan agreement with Ms. Shoou Chyn Kan, a related individual. Pursuant to the loan agreement, Ms. Shoou Chyn Kan agreed to lend the Company $25,000 of loan with 5% of annual interest rate. On the same date, the Company issued a promissory note to Ms. Shoou Chyn Kan for the principal amount of $25,000. Pursuant to the terms of the note, the note is convertible into the Company's common stock at a conversion price of $0.001 per share. The note began to accrue interest at 5% per annum when it is past due.

On December 28, 2020, the Company entered into a loan agreement with Ms. Shoou Chyn Kan, a related individual. Pursuant to the loan agreement, Ms. Shoou Chyn Kan agreed to lend the Company $25,000 of loan with 5% of annual interest rate. On the same date, the Company issued a promissory note to Ms. Shoou Chyn Kan for the principal amount of $25,000. Pursuant to the terms of the note, the note is convertible into the Company's common stock at a conversion price of $0.001 per share. The note began to accrue interest at 5% per annum when it is past due.

NOTE 6 - Income Taxes

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has experienced operating losses for U.S. federal income tax purposes since inception. When it is more likely than not that the deferred tax asset cannot be realized through future income the Company must set up allowance for this future tax benefit.  As of September 30, 2021, the Company had approximately $1.8 million net operating loss carryforward available in the U.S. from continuing operation to reduce future taxable income. The Company set up 100% valuation allowance for deferred tax assets resulting from net operating loss carryforward.

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

A reconciliation of the provision for income taxes to the Company's effective income tax rate for is as follows:

	Nine Months Ended September 30,
	2021	2020
Pre-tax income(loss)	$12,435	$(18,165)
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax expense(credit)	2,611	(3,815)
Change of valuation allowance	(2,611)	3,815
Effective tax expense	$-	$-

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

Results of Operations

Three and Nine Months ended September 30, 2021 and 2020.

Revenue

The Company recognized $106,000 and $30,000 of revenue during the three months ended September 30, 2021 and 2020, and $204,000 and $70,000 of revenue during nine months ended September 30, 2021 and 2020 respectively. Our revenues were generated from the I.T. management consulting services.

General and Administrative Expenses:

General and administrative expenses were $62,585 and $22,786 for the three months ended September 30, 2021 and 2020, and $190,793 and $85,294 for the nine months ended September 30, 2021 and 2020, respectively. The increase was primarily due to office expenses and professional expenses.

Interest expense

During the three months ended September 30, 2021 and 2020, the Company had interest expense of $4,475 and $4,352 and during the nine months ended September 30, 2021 and 2020, the company had interest expenses of $13,524 and $12,851, from convertible promissory note respectively.

Net income

As a result of the foregoing, the Company generated net income (loss) of $49,574 and $3,331 for the three months ended September 30,2021 and 2020, and $12,435 and ($18,165) for the nine months ended September 30, 2021 and 2020 respectively.

Liquidity and Capital Resources

We have funded our operations to date primarily through operations, and non-related party loans and capital contributions. Due to our net loss and negative cash flow from operating activities, there is substantial doubt about the Company's ability to continue as a going concern. The Company's management recognizes that the Company must generate sales and obtain additional financial resources to continue to develop its operations

As of September 30, 2021, we had a working capital deficit of $55,756. Our current assets on September 30, 2021 were $298,096 primarily consisting of cash of $54,071, accounts receivable of $214,025 and Short Term Investment- Held-for-Trading in iDrink Technology Co. Ltd. $30,000. Other assets include loans receivable of $50,000, other receivables- Income from HFT $9,000, other interest receivables -Sinoway International $1,568, and other receivables- others $127,272. Our current liabilities were primarily composed of credit card payable of $11,836, convertible promissory notes of $287,000, short term debt of $90,000 and accrued expenses and accrued expenses and other liabilities of $153,068.

Cash Flow from Operating Activities

Net cash provided/ used in operating activities was $61,187 during the nine months ended September 30, 2021 which consisted of our net income of $12,435 offset by the changes in other receivable $77,520 accounts receivable $64,025, interest receivables -Sinoway International $1,441, a change of accrued expenses of $57,490, and a change of credit card payable of $11,836.

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

Cash Flow from Investing Activities

Net cash used in investing activities totaled $0 for the nine months ended September 30, 2021.

Net cash used in investing activities totaled $30,300 for the nine months ended September 30, 2020. The cash outflow is due to the increase in Short term investment -Held for Trading $30,000 in iDrink Technology Co. Ltd. Taiwan.

Cash Flow from Financing Activities

Net cash provided by financing activities totaled $90,000 of proceeds from non-related party for the nine months ended September 30, 2021.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company was not a party to any legal proceeding or litigation as of September 30, 2021.

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

SIGNATURES

Date: November 10, 2021.

By: /s/ Yanru Zhou

Yanru Zhou

Chief Executive Officer

Date: November 10, 2021.

By: /s/ Yanru Zhou

Yanru Zhou

Chief Finance Officer

