Form 10-K
period 2021-12-31
Sino United Worldwide Consolidated Ltd.
filed 2022-03-31
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of December 31, 2021, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the OTC Bulletin Board was approximately $4,234,133 (11,443,604 shares, $0.37 per share).

On December 31, 2021, there were 33,503,604 shares of the registrant’s common stock issued and outstanding.

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

From November 2009 until October, 2013, through our China and Taiwan subsidiaries, we were engaged in design, marketing and distributing of alcohol base clean fuel. which are designed to use less fossil fuel and have less pollution than traditional fuel.  From October 2013 until September, 2017, through our Taiwan subsidiary, we were engaged in design, marketing and distributing of hardware and software technologies, the driving record management system (DMS). Both Subsidiaries was spun off through stock transfer and debt cancellation because the firm felt that, it not our best interest to continue both operations as a result of decreasing revenue, continued losses and inability to raise capital for our business.

From 2018 to 2021, the Company focused in products and services that adopt IoT, cloud computing, mobile payments, Big Data, Blockchain and AI, and other new and exciting business models that will create revolutionary products and services. 0n 20220 to 2021, the Company has signed a total of USD 90,000 Note agreements with Sinoway International Corp. (“Sinoway”). This is in connection with the new business venture between the Company and Sinoway relating to various technology platform development. In 2022, Sinoway has changed its registered company name to Beneway Holdings Group. Beneway Holdings Group Ltd. is a global digital asset management platform, creating a mega fintech new age banking platform that will not only simplify complex cross-border and local digital payments but also create solutions for diversified payment ecosystem for all transactions end-to-end. Beneway’s core objective is to connect various financial service providers comprising of digital wallets, electronic cards, P2P lenders, payment gateways and cross-border payments providers who now can synergize on each other products and services targeting a much larger customer base and leveraging on the power of economies of scale. Learn more about Beneway Holdings Group at their website www.benewaygroup.co

On August 7, 2021, the Company has acquired 49% of the registered shares of Midas Touch Technology Co. Ltd., a digital asset management platform registered in the U.K (company number 13088810), which was founded in 2020. The Company plans to combine the blockchain decentralized financial DeFi technology and the Supply Chain Finance service to assist global buyers and sellers to completely eliminate capital turnover challenges and complexities, while also providing investors with safer and more stable income. Midas Touch will implement smart contracts that leverage digital assets for mortgages and lending in a safe, stable, fast and low-intervention risk SCF platform, allowing investors worldwide to invest in fiat and crypto currencies EC, PSP, and its upstream and downstream supply chain using fiat and crypto currency payments.

On November 4, 2021, the Company signed a joint venture and partnered with Maninderpal Bhullar and Simon Eeu Yin How as directors of Beneway (MY) Sdn. Bhd., the joint venture company. The company joins the group’s global marketing, leading a top technology team that will enable SUIC to take full advantage of growth opportunities. Subsequently on November 21, 2021, the Company registered the joint venture company named Beneway (MY) Sdn. Bhd. in which the company owns 35% of the shares.

The Company will continue to strengthen our competencies in research and development, venture financing for investing in the private enterprises and the public sector to develop products and services that adopt IoT, cloud computing, mobile payments, Big Data, Blockchain and AI, and other new and exciting business models that will create revolutionary products and services.

Employees

The company currently has 6 partners and employees in the Taiwan office, 6 partners and employees in the Malaysia office and 2 partners and employees in the U.S. office.

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

Our common stock trades on the OTC under the symbol “SUIC.” There is a limited trading market for our common stock and there is frequently no trading in our common stock. As of December 31, 2021, there was no sale of our common stock throughout the year 2021. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

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

As of December 31, 2021, there has been no trading activity in our common stock.  There can be no assurance that a market will ever develop in our common stock in the future.  If a market does not develop then stockholders would be unable to sell any of our common stock likely resulting in a complete loss of any funds they invested.

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

	Closing Prices (1)
	High	Low
Year Ended December 31, 2021
1st Quarter	$5.00	$0.50
2nd Quarter	$20.00	$1.97
3rd Quarter	$2.72	$1.01
4th Quarter	$1.35	$0.37
Year Ended December 31, 2020
1st Quarter	$2.00	$0.31
2nd Quarter	$0.87	$0.31
3rd Quarter	$0.45	$0.28
4th Quarter	$0.40	$0.28

(1)	The above tables set forth the range of high and low closing prices per share of our common stock as reported by OTC Bulletin Board and the Pink Sheets, as applicable, for the periods indicated.

Approximate Number of Holders of Our Common Stock

On December 31, 2021, there were approximately 118 stockholders of record of our common stock.

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities.

There is no sale of unregistered securities during the fiscal year ending December 31, 2021.

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

Overview

From 2020 to 2021, the Company has signed a total of USD 90,000 Note agreements with Sinoway International Corp. (“Sinoway”). This is in connection with the new business venture between our two companies relating to various technology platform development. In 2022, Sinoway has changed its registered company name to Beneway Holdings Group. Beneway Holdings Group Ltd. is a global digital asset management platform, creating a mega fintech new age banking platform that will not only simplify complex cross-border and local digital payments but also create solutions for diversified payment ecosystem for all transactions end-to-end. Beneway’s core objective is to connect various financial service providers comprising of digital wallets, electronic cards, P2P lenders, payment gateways and cross-border payments providers who now can synergize on each other products and services targeting a much larger customer base and leveraging on the power of economies of scale. Learn more about Beneway Holdings Group at their website www.benewaygroup.com

On August 7, 2021, the Company has acquired 49% of the registered shares of Midas Touch Technology Co. Ltd., a digital asset management platform registered in the U.K (company number 13088810), which was founded in 2020. The Company plans to combine the blockchain decentralized financial DeFi technology and the Supply Chain Finance service to assist global buyers and sellers to completely eliminate capital turnover challenges and complexities, while also providing investors with safer and more stable income. Midas Touch will implement smart contracts that leverage digital assets for mortgages and lending in a safe, stable, fast and low-intervention risk SCF platform, allowing investors worldwide to invest in fiat and crypto currencies EC, PSP, and its upstream and downstream supply chain using fiat and crypto currency payments.

On November 4, 2021, the Company signed a joint venture and partnered with Maninderpal Bhullar and Simon Eeu Yin How as directors of Beneway (MY) Sdn. Bhd., the joint venture company. The company joins the group’s global marketing, leading a top technology team that will enable SUIC to take full advantage of growth opportunities. Subsequently on November 21, 2021, the Company registered the joint venture company named Beneway (MY) Sdn. Bhd. in which the company owns 35% of the shares.

Results of Operations

Years ended December 31, 2021 and 2020

Revenue

The Company recognized $379,000 and $115,000 of revenue from continuing operation during the year ended December 31, 2021 and 2020, respectively.

Our revenue from continuing operation were generated from the I.T. management consulting services.

Cost of Revenues

Cost of revenues from continuing operations were $96,000 and $0 for the years ended December 31, 2021 and 2020, respectively. The cost of revenues were direct fees related to our I.T. management consulting services.

General and Administrative Expenses

General and administrative expenses from continuing operations were $266,416 and $90,760 for the years ended December 31, 2021 and 2020, respectively. The increase was primarily due to increase in professional fees paid for marketing activities.

Interest expense

Interest expenses from continuing operation was $18,447 and $17,846 for the year ended December 31, 2021 and 2020 which included the interest on the convertible promissory notes.

Profits (Loss) from continuing operations

The Company generated profits from continuing operations of $12,024 and $16,373 for the years ended December 31, 2021 and 2020, respectively.

Net profits (loss)

As a result of the foregoing, the Company generated net profit of operations of $12,024 and $16,373 for the years ended December 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

We have funded our operations to date primarily through operations, and non-related party loans. The Company’s management recognizes that the Company must generate sales and obtain additional financial resources to continue to develop its operations

As of December 31, 2021, we had a working capital deficit of $56,167. Our current assets on December 31, 2021 were $398,875 primarily consisting of accounts receivables $339,025 and Short Term Investment - Held-For-Trading – iDrink Technology Co. Ltd., Taiwan $30,000 and cash $29,850. Our current liabilities were primarily composed of convertible promissory notes of $287,000, short term debts $172,734, accrued expenses and other current liabilities of $186,634 and credit card payable of $2,228.

Cash Flow from Operating Activities

Net cash used in operating activities was $168,142 during the year ended December 31, 2021, which consisted of our net profits from continuing operation of $12,024, offset by a change of accounts receivables $189,025 and loans receivables $81,900, a change in accrued expenses of $91,056 and a change of credit card payable of $2,228.

Net cash used in operating activities was $54,875 during the year ended December 31, 2020, which consisted of our net profits from continuing operation of $16,373, offset by a change of accounts receivables $45,000 and loans receivables $49,752, a change in accrued expenses of $41,932 and a change of credit card payable of $9,352.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $0 for the year ended December 31, 2021.

Net cash used in investing activities totaled $30,300 for the year ended December 31, 2020, which primarily consisted of Short term investment - Held for Trading $30,000 and capital expenditure of $300.

Cash Flow from Financing Activities

Net cash used in financing activities was $172,734 during the year ended December 31, 2021, which primarily consisted of proceeds from non-related party loan of $172,734.

Net cash provided by financing activities was $97,000 during the year ended December 31, 2020, which primarily consisted of proceeds from non-related party loan of $97,000.

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

Foreign currency translation gains (loss) resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated other comprehensive income in the consolidated statement of stockholders’ equity.

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

Consolidated Financial Statements

The full text of our audited consolidated financial statements as of December 31, 2021 and 2020 begins on page F-1 of this Report.

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

During the course of internal evaluation, following control weaknesses are noted for the fiscal year ended December 31, 2021 that required correction:

•	no independent director exists in the Board of Directors, and the directors have a little understanding about U.S. GAAP and Sarbanes-Oxley Act 404 requirements in 2021.

Based upon their evaluation as of the end of the period covered by this annual report, the Company's chief executive officer and chief financial officer concluded that, due to the significant deficiencies in internal control over financial reporting described below, the Company's disclosure controls and procedures are not effective as of December 31, 2021.

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

Management is currently reviewing its staffing and systems in order to remedy the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2021. Additionally, the Registrant’s management has concluded that the Registrant has a material weakness associated with its U.S. GAAP expertise.

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

Name (1)	Age	Title
Bill Tan Yee Wei	50	Chief Technology Officer, Director
Esther Jou	26	Director
Yanru Zhou	27	Chief Executive Officer and Chief Finance Officer

On Feb 28, 2018, the board of Director (the “Board”) of the Company appointed Yanru Zhou as Chief Executive Officer of the firm. Ms. Zhou received her undergraduate education in China.

On December 31, 2019, the Board of Directors (the “Board”) of the Company appointed Bill Tan Yee Wei as Chief Technology Officer of the firm. Mr. Wei has more than 18 years of total working experiences in different industries with Lean Manufacturing and Six Sigma Black Belt skills. He has hands on experiences in Supply Chain Management, Procurement, Quality Assurance, Inventory, Sales, Production, Logistic, Project Management, Transport Management and Distribution exposure. Mr. Wei has received his Bachelor of Science, Mechanical Engineer degree at West Virginia University Institute of Technology, WV, USA.

On November 1, 2021, the Board of the Company appointed Esther Jou as Director of the firm. Ms. Jou graduated from the University of Pennsylvania in 2018 and is currently pursuing Master’s degree. She is the manager of the New York office in charge of marketing roadshow and investor relations.

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

Board Attendance

During 2021, the board of directors did not hold any meetings.  All actions were taken by actions in writing.

ITEM 11.	EXECUTIVE COMPENSATION

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2021 and December 31, 2020 by each person who served as chief executive officer during the year ended December 31, 2021.

SUMMARY COMPENSATION TABLE

	Fiscal	Salary	Bonus	Stock Awards	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
Yanru Zhou Chief Executive and Financial Officer (1)	2021	0	0	10,000	0	0
(1) Ms. Yanru Zhou has served as chief executive and financial officer since Feb. 28 2018 to December 31, 2019. She signed a new employment agreement effective January 1, 2020 whereby she is entitled to a compensation of 10,000 shares of stock of the Company each year.

Bill Tan Yee Wei Chief Technology Officer (2)	2021	0	0	5,000	0	0
(2) Mr. Wei is appointed as Chief Technology Officer on December 31, 2019. He signed an employment agreement effective January 1, 2020 whereby he is entitled to a compensation of 10,000 shares of stock of the Company each year.

Esther Jou (3)	2021	0	0	0	0	0
(3) Ms. Esther Jou is appointed as Director on November 1, 2021. She waived any compensation for her services.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2021.

	Option awards				Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Yanru Zhou CEO	—	—	$—	—	—	—	—	—
Bill Tan Yee Wei CTO	—	—	$—	—	—	—	—	—

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

We do not have any compensation plan as of December 31, 2021.

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of Class (2)
Zhou Yanru	5,500,000	16.42%
Youxin Peng	5,500,000	16.42%
Zhirong Peng	5,500,000	16.42%
North America Chinese Financial Association	2,560,000	7.64%
Faith and Glory Charity Foundation	3,000,000	8.95%
All Directors and Executive Officers as a Group (1 person)	22,060,000	65.84%

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

(2) For each shareholder, the calculation of percentage of beneficial ownership is based upon 33,503,604 shares of Common Stock outstanding as of December 31, 2021, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

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

Transactions with Related Persons

During the year of 2021, the Company had no advances from related parties.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	2021	2020
Audit fees(1)	$10,550	$9,200
Audit-related fees	$—	$—
Tax fees(2)	$—	$—
All other fees	$—	$—
Total	$10,550	$9,200

(1)	Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by James Pai, CPA., for our consolidated financial statements as of and for the year ended December 31, 2021.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES.

Exhibit No.	Description
3.1(1)	Articles of Incorporation
3.2(1)	By-Laws
4.1(1)	Form of Share Certificate
10.1(1)	Private Placement Memorandum
10.2(1)	Subscription Agreement
10.3(1)	Registration Rights Agreement
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101	The following materials from our Annual Report on Form 10-K for the year ended December 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. *

(1) Filed as exhibits to the registrant’s Form SB-2 filed with the Commission on June 29, 2007.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sino United Worldwide Consolidated Ltd.

Date: March 31, 2022	By:	/s/ Yanru Zhou
Yanru Zhou Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yanru Zhou	Chief Financial Officer, Director	3/31/2022
Yanru Zhou	(Principal Financial Officer)

/s/ Yanru Zhou	Chief Executive Officer	3/31/2022
Yanru Zhou

Sino United Worldwide Consolidated Ltd.

December 31, 2020 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sino United Worldwide Consolidated Ltd.

Basis for opinion

We have audited the accompanying balance sheets of Sino United Worldwide Consolidated Ltd. (the “Company”) as of December 31, 2021 and 2020 the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Opinion on the Financial Statements

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sino United Worldwide Consolidated Ltd.as of December 31, 2021 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

James Pai, CPA

We have served as the company’s auditor since 2020.

March 31, 2022

New York, NY

Sino United Worldwide Consolidated Ltd.
Balance Sheets

	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash	$29,850	$25,258
Accounts receivable, net	339,025	150,000
Short Term Investment - Held-For-Trading	30,000	30,000
Total Current Assets	398,875	205,258
Loans receivable	50,000	50,000
Fixed assets	200	250
Other receivables - Income From HFT	9,000	9,000
Other interest receivables - Sinoway International	2,702	127
Other receivables	131,652	49,752
Total Assets	$592,429	$314,387

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Credit card payable	$2,228	$—
Convertible promissory notes- other	287,000	287,000
Short term debts	172,734	—
Accrued expenses and other liabilities	186,634	95,578
Total Current Liabilities	648,596	382,578

COMMITMENTS AND CONTINGENCIES
Stockholders’ Deficiency
Common stock, $0.001 par value, 394,500,000 shares authorized; 33,503,604 shares issued and outstanding	33,504	33,504
Additional paid-in capital	1,647,731	1,647,731
Accumulated deficit	(1,737,402)	(1,749,425)
Total Stockholders' Deficiency	(56,167)	(68,190)
Total Liabilities and Stockholders' Deficiency	$592,429	$314,387

See accompanying notes to the consolidated financial statements.

Sino United Worldwide Consolidated Ltd. Statements of Comprehensive Income (Loss)
	Years Ended December 31,
	2021	2020
Revenue	$379,000	$115,000
Cost of revenues	96,000	—
Gross Profit	283,000	115,000
Operating Expenses
General and administrative	266,416	90,760
Total operating expenses	266,416	90,760
Income (Loss) from operations	16,584	24,240
Other income	13,887	9,980
Other expense:
Interest expense - related party	—	—
Interest expense – other	(18,447)	(17,846)
Total other expense:	(18,447)	(17,846)
Income (Loss) from continuing operations before income tax provision	12,024	16,373)
Income tax provision	—	—
Income (Loss) from continuing operations	12,024	16,373)
Net Income (Loss)	12,024	$16,373)
Earnings (loss) per share
Basic - continuing operation	$(0.00)	$(0.00)
- discontinuing operation	$(0.00)	$(0.00)
Total	$(0.00)	$(0.00)
Diluted - continuing operation	$(0.00)	$(0.00)
- discontinuing operation	$(0.00)	$(0.00)
Total	$(0.00)	$(0.00)
Weighted average shares outstanding
Basic	33,503,604	33,503,604
Diluted	33,503,604	33,503,604

See accompanying notes to the consolidated financial statements.

Sino United Worldwide Consolidated Ltd.

Statements of Stockholders' Equity (Deficiency)

	Common Stock		Additional	Accumulated	Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Income (Loss)	Total
Balance, December 31, 2019	33,503,604	33,504	1,647,731	(1,765,799)	—	(84,564)
Shares issued	—	—	—	—	—	—
Net income (loss)	—	—	—	16,373	—	16,373
Balance, December 31, 2020	33,503,604	33,504	1,647,731	(1,749,425)	—	(68,190)
Shares issued	—	—	—	—	—	—
Net income (loss)	—	—	—	12,024	—	12,024
Balance, December 31, 2021	33,503,604	33,504	1,647,731	(1,737,402)	—	(56,167)

See accompanying notes to the consolidated financial statements.

Sino United Worldwide Consolidated Ltd. Statements of Cash Flows
	Years Ended December 31,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$12,024	$16,373
Net loss from discontinued operation	—	—
Net loss from continuing operation	12,024	16,373
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Change in operating assets and liabilities
Increase in accounts receivable	(189,025)	(45,000)
Increase in loans receivable	(81,900)	(49,752)
Other receivables - Income From HFT	—	(9,000
Other interest receivable - Sinoway International	(2,575)	(127)
Depreciation	50	50
Increase in credit card payable	2,228	(9,352)
Increase in accrued expenses and other current liabilities	91,056	41,932
Net cash used in continuing operation	(168,142)	(54,875)
Net cash provided by discontinued operation	—	—
Net cash used in operating activities	(168,142)	(54,875)

CASH FLOW FROM INVESTING ACTIVITIES
Increase in Short term investment-Held for Trading	—	(30,000)
Capital expenditure	—	(300)
Net cash used in continuing operation	—	(30,300)
Net cash used in discontinued operation	—	—
Net cash used in investing activities	—	(30,300)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from non-related party loan	172,734	97,000
Proceeds from issuance of common stock	—	—
Net cash provided by continuing operation	172,734	97,000
Net cash used in discontinued operation	—	—
Net cash provided by(used in) financing activities	172,734	97,000

Effect of exchange rate changes on cash

INCREASE(DECREASE) IN CASH	4,592	11,823
Cash - beginning of year	25,258	13,435
Cash - end of year	$29,850	$25,258

Supplement disclosure information
Cash paid for interest	18,447	2,415
Cash paid for interest-discontinued operation	—	—
Cash paid for income taxes	—	—
Cash paid for income taxes-discontinued operation	—	—

Non-cash financing activities
Debt discount incurred from beneficial conversion feature	—	—

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

NOTE 2 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital deficit of $56,167, an accumulated deficit of $1,737,402 and stockholders’ deficiency was $56,167 as of December 31, 2021. The Company generated cash or income from its continuing operation.

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

For the years ended December 31, 2021 and 2020, the Company recorded bad debt expense of $0 and $0, respectively, which were included in the loss from discontinued operations.

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

The Company derives its revenues from sales contracts with customers with revenues being generated upon the provision of I.T. services. Persuasive evidence of an arrangement is demonstrated via sales invoice or contract; product delivery is evidenced by warehouse shipping log as well as a signed acknowledgement of receipt from the customers or a signed bill of lading from the third party trucking company and title transfers upon shipment, based on free on board (“FOB”) warehouse terms; the sales price to the customer is fixed upon acceptance of the signed purchase order or contract and there is no separate sales rebate, discount, or volume incentive. When the Company recognizes revenue, no provisions are made for returns because, historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues.

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

Net Profit per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive warrants and options and convertible securities. Because the Company incurred inconsiderable profits for the years ended December 31, 2021 and 2020, the number of basic and diluted shares of common stock is the same since any effect from outstanding warrants would be anti-dilutive.

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

NOTE 4 – Accounts Receivable

Accounts receivable at December 31, 2021 and 2020 consisted of the following:

	December 31, 2021	December 31, 2020
Accounts receivable	$339,025	$150,000
Allowance for doubtful accounts	—	—
	$339,025	$150,000

NOTE 5- Convertible Promissory Note and Short Term Loans

The Company has signed the following convertible promissory note agreements with creditor, Shoou Chyn Kan total $287,000.00 as of December 31, 2021.

October 1, 2017	USD$65,000 loan convertible to common stock of the Company at 0.001 par value.
December 1, 2018	USD$20,000 loan convertible to common stock of the Company at 0.001 par value.
January 29, 2019	USD$15,000 loan convertible to common stock of the Company at 0.001 par value.
June 1, 2019	USD$50,000 loan convertible to common stock of the Company at 0.001 par value.
July 1, 2019	USD$20,000 loan convertible to common stock of the Company at 0.001 par value.
December 1, 2019	USD$20,000 loan convertible to common stock of the Company at 0.001 par value.
January 22, 2020	USD$35,000 loan convertible to common stock of the Company at 0.001 par value.
June 1, 2020	USD$12,000 loan convertible to common stock of the Company at 0.001 par value.
August 25, 2020	USD$25,000 loan convertible to common stock of the Company at 0.001 par value.
December 28, 2020	USD$25,000 loan convertible to common stock of the Company at 0.001 par value.

The Company has signed the following unsecured short term loan agreements with creditor, Shoou Chyn Kan total $172,734.00 as of December 31, 2021.

Balance 12/31/2020	$2,734.00
March 29, 2021	$10,000.00
August 23, 2021	$80,000.00
December 16, 2021	$60,000.00
December 21, 2021	$20,000.00

NOTE 6 – Related Party Transactions and Balances

None.

NOTE 7 – INCOME TAXES

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has experienced operating losses for U.S. federal income tax purposes since inception. When it is more likely than not that the deferred tax asset cannot be realized through future income the Company must set up allowance for this future tax benefit. As of December 31, 2021, the Company had approximately $1.8 million net operating loss carryforward available in the U.S. from continuing operation to reduce future taxable income. The Company set up 100% valuation allowance for deferred tax assets resulting from net operating loss carryforward.

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

NOTE 8 –Subsequent Events

On January 4, 2022, the joint venture company between the Company and QQ Pty. Ltd. of Australia has changed its name to become SUIC Beneway USA (formerly SUIC QQ Pay USA). This joint venture company will deliver breakthrough payment technology solutions in the global digital commerce and will drive innovation and foster venture capital investments to transform the financial services and technology in the payments market primarily the Peer to Peer ("P2P"), Business to Consumer ("B2C"), and Business to Business ("B2B") market segments.

The Company has evaluated subsequent events through the filing of this Form 10-K with the SEC, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the transaction described below.

