Form 10-Q
period 2022-03-31
Sino United Worldwide Consolidated Ltd.
filed 2022-05-16
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

At March 31, 2022, there were 33,503,604 shares of the registrant's common stock issued and outstanding.

SINO UNITED WORLDWIDE CONSOLIDATED LTD.

FORM 10-Q

March 31, 2022

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Control and Procedures	14

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Mine Safety Disclosures.	15
Item 5.	Other Information.	15
Item 6.	Exhibits	15
SIGNATURES		16

Sino United Worldwide Consolidated Ltd.

Index to the consolidated financial statements

Table of Contents	Page(s)
Balance Sheets at March 31, 2022 (Unaudited) and December 31, 2021	F-2
Unaudited Statements of Comprehensive Income for the Three Months Ended March 31, 2022 and 2021	F-3
Unaudited Statement of Stockholders’ Equity for the Three Months Ended March 31, 2022	F-4
Unaudited Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021	F-5
Notes to the Consolidated Financial Statements (Unaudited)	F-6 - F-9

3

Sino United Worldwide Consolidated Ltd.

Balance Sheet

March 31, 2022

	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash	$38,703	$29,850
Accounts receivable, net	322,525	339,025
Short Term Investment - Held-For-Trading	30,000	30,000
Total Current Assets	391,228	398,875
Fixed asset- office equipment	188	200
Loans receivable	50,000	50,000
Other receivables – SUIC Beneway USA Inc.	2,000	—
Other receivables - Income From HFT	9,000	9,000
Other interest receivables - Sinoway International	3,812	2,702
Other receivables	135,722	131,652
Total Assets	$591,949	$592,429

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Credit Card payable	$392	$2,228
Convertible promissory notes- other	287,000	287,000
Short term debt	172,734	172,734
Accrued expenses and other liabilities	186,855	186,634
Total Current Liabilities	646,981	648,596

COMMITMENTS AND CONTINGENCIES
Stockholders’ Deficiency
Common stock, $0.001 par value, 394,500,000 shares authorized; 33,503,604 shares issued and outstanding	33,504	33,504
Additional paid-in capital	1,647,731	1,647,731
Accumulated deficit	(1,736,267)	(1,737,402)
Total Stockholders' Deficiency	(55,032)	(56,167)
Total Liabilities and Stockholders' Deficiency	$591,949	$592,429

See accompanying notes to the financial statements.

Sino United Worldwide Consolidated Ltd.

Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$86,000	$33,000
Cost of revenue	82,143	20,695
Gross profit	3,857	12,305
Other Income from HFT	2,123	1,807
Income (Loss) from operations	5,980	14,112

Other expense:
Interest expense - related party	—	—
Interest expense – other	(4,845)	(4,525)
Total other expense:	(4,845)	(4,525)
Income (Loss) from continuing operations before income tax provision	1,135	9,587
Income tax provision	—	—
Income (Loss) from continuing operations	1,135	9,587
Net Income (Loss)	$1,135	$9,587

Earnings (loss) per share
Basic - continuing operation	$(0.00)	$(0.00)
- discontinuing operation	$(0.00)	$(0.00)
Total	$(0.00)	$(0.00)
Diluted - continuing operation	$(0.00)	$(0.00)
- discontinuing operation	$(0.00)	$(0.00)
Total	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic	33,503,604	33,503,604
Diluted	33,503,604	33,503,604

See accompanying notes to the financial statements.

Sino United Worldwide Consolidated Ltd.

Statements of Stockholders' Equity (Deficiency)

(Unaudited)

	Common Stock		Additional	Accumulated	Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Income (Loss)	Total
Balance, December 31, 2020	33,503,604	33,504	1,647,731	(1,749,425)	—	(68,190)
Net income (loss)	—	—	—	12,024	—	12,024
Balance, December 31, 2021	33,503,604	33,504	1,647,731	(1,737,402)	—	(56,167)
Net income (loss)	—	—	—	1,135	—	1,135
Balance, March 31, 2022	33,503,604	33,504	1,647,731	(1,736,267)	—	(55,032)

See accompanying notes to the financial statements.

Sino United Worldwide Consolidated Ltd.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$1,135	$9,587
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Change in operating assets and liabilities
Decrease (increase) in accounts receivable	16,500	(23,000)
Decrease in credit card payable	(1,837)	—
Increase in other receivables	(4,070)	(4,173)
Increase in other interest receivables-Sinoway International	(1,110)	(308)
Increase in accrued expenses and other current liabilities	221	2,927
Depreciation	12	12
Net cash used in continuing operation	(10,853)	(14,955)
Net cash provided by discontinued operation	—	—
Net cash used in operating activities	(10,853)	(14,955)

CASH FLOW FROM INVESTING ACTIVITIES
Increase in equity investments-SUIC Beneway USA Inc.	(2,000)	—
Increase in investing, office equipment	—	—
Net cash used in investing activities	(2,000)	—

CASH FLOW FROM FINANCING ACTIVITIES
Increase in non-related party loan	—	10,000
Loan payable - related party	—	—
Proceeds from issuance of common stock	—	—
Net cash provided by continuing operation	—	10,000
Net cash used in discontinued operation	—	—
Net cash provided by(used in) financing activities	—	10,000

Effect of exchange rate changes on cash
INCREASE(DECREASE) IN CASH	(8,853)	(4,955)
Cash - beginning of year	29,850	25,258
Cash - end of year	$38,703	$20,303

Supplement disclosure information
Cash paid for interest	81	99
Cash paid for interest-discontinued operation	—	—
Cash paid for income taxes	—	—
Cash paid for income taxes-discontinued operation	—	—

The accompanying notes are an integral part of these financial statements.

Sino United Worldwide Consolidated Ltd.

Notes to the Financial Statements

March 31, 2022

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

Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto contained in its report on Form 10-K for the years ended December 31, 2021.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at March 31, 2022, and the results of its operations and cash flows for the three months ended March 31, 2022. The results of operations for the period ended March 31, 2022 are not necessarily indicative of the results to be expected for future quarters or the full year.

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital deficit of $55,032, an accumulated deficit of $1,736,267 and stockholders’ deficiency was $55,032 as of March 31, 2022. The Company did not generate cash or income from its continuing operation. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Earnings per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion. For the three months ended March 31, 2022 and 2021, the difference between numbers of basic and diluted shares of common stock is due to effect of convertible promissory note.

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

NOTE 6 – Income Taxes

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has experienced operating losses for U.S. federal income tax purposes since inception. When it is more likely than not that the deferred tax asset cannot be realized through future income the Company must set up allowance for this future tax benefit.  As of March 31, 2022, the Company had approximately $1.8 million net operating loss carryforward available in the U.S. from continuing operation to reduce future taxable income. The Company set up 100% valuation allowance for deferred tax assets resulting from net operating loss carryforward.

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

A reconciliation of the provision for income taxes to the Company’s effective income tax rate for is as follows:

	Three Months Ended March 31,
	2022	2021
Pre-tax income(loss)	$1,135	$9,587
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax expense(credit)	238	2,013
Change of valuation allowance	(238)	(2,013)
Effective tax expense	$—	$—

NOTE 7 –SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Form 10-Q with the SEC, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the transaction described below.

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

Results of Operations

Three and Three Months ended March 31, 2022 and 2021.

Revenue

The Company recognized $86,000 and $33,000 of revenue during the three months ended March 31, 2022 and 2021 respectively. Our revenues were generated from the I.T. management consulting services.

General and Administrative Expenses:

General and administrative expenses were $82,062 and $20,695 for the three months ended March 31, 2022 and 2021, respectively. The increase was primarily due to professional expenses.

Interest expense

During the three months ended March 31, 2022 and 2021, the Company had interest expense of $4,926 and $4,525 from convertible promissory note respectively.

Net income

As a result of the foregoing, the Company generated net income of $1,135 and $9,587 for the three months ended March 31, 2022 and 2021, respectively.

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

As of March 31, 2022, we had a working capital deficit of $55,032. Our current assets on March 31, 2022 were $391,228 primarily consisting of cash of $38,703, loans receivable of $50,000, accounts receivable of $322,525 and Short Term Investment - Held-For-Trading $30,000. Our current liabilities were primarily composed of convertible promissory notes of $287,000, accrued expenses and other current liabilities of $186,855, and short term debt of $172,734.

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

Cash Flow from Operating Activities

Net cash provided (used) in operating activities was $10,853 during the three months ended March 31, 2022 which consisted of our net earnings of $1,135 with a decrease of accounts receivable of $16,500 increase in other receivables $4,070, increase in interest receivables of $1,110 and a change in accrued expenses of $221.

Net cash provided (used) in operating activities was ($14,955) during the three months ended March 31, 2021 which consisted of our net earnings of $9,587 with an increase of accounts receivable of $23,000, increase in other receivables $4,173, increase in interest receivables of $308, and a change in accrued expenses of $2,927.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $2,000 for the three months ended March 31, 2022 which was spent on the fees of SUIC Beneway USA Inc.

Net cash used in investing activities totaled $0 for the three months ended March 31, 2021.

Cash Flow from Financing Activities

Net cash provided by financing activities totaled $0 of proceeds from non-related party loans for the three months ended March 31, 2022.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company was not a party to any legal proceeding or litigation as of March 31, 2022.

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

SIGNATURES

Date: May 12, 2022.

By: /s/ Yanru Zhou

Yanru Zhou

Chief Executive Officer

Date: May 12, 2022.

By: /s/ Yanru Zhou

Yanru Zhou

Chief Finance Officer

