Form 10-Q
period 2022-06-30
Sino United Worldwide Consolidated Ltd.
filed 2022-08-15
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

At June 30, 2022, there were 33,503,604 shares of the registrant's common stock issued and outstanding.

SINO UNITED WORLDWIDE CONSOLIDATED LTD.

FORM 10-Q

June 30, 2022

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Control and Procedures	14

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Mine Safety Disclosures.	15
Item 5.	Other Information.	15
Item 6.	Exhibits	15
SIGNATURES		16

Sino United Worldwide Consolidated Ltd.

Index to the consolidated financial statements

Table of Contents	Page(s)
Balance Sheets at June 30, 2022 (Unaudited) and December 31, 2021	F-2
Unaudited Statements of Operations for the Three and Six Months Ended June 30, 2022 and 2021	F-3
Unaudited Statement of Stockholders’ Equity for the Six Months Ended June 30, 2022.	F-4
Unaudited Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021.	F-5
Notes to the Consolidated Financial Statements (Unaudited)	F-6 - F-9

3

Sino United Worldwide Consolidated Ltd.

Balance Sheet

June 30, 2022

	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash	$9,136	$29,850
Accounts receivable, net	357,525	339,025
Short Term Investment- Held-for-Trading	30,000	30,000
Total Current Assets	396,661	398,875
Loans receivable	50,000	50,000
Fixed asset- office equipment laptop	175	200
Other receivables -Income From HFT	9,000	9,000
Other interest receivables -Sinoway International	4,934	2,702
Other receivable	141,174	131,652
Total Assets	$601,943	$592,429

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Credit card payable	$5,499	$2,228
Convertible promissory notes- other	287,000	287,000
Accrued expenses and other liabilities	189,466	186,634
Short term debt	172,734	172,734
Total Current Liabilities	654,699	648,596

COMMITMENTS AND CONTINGENCIES
Stockholders’ Deficiency
Common stock, $0.001 par value, 394,500,000 shares authorized; 33,503,604 shares issued and outstanding	33,504	33,504
Additional paid-in capital	1,647,731	1,647,731
Accumulated deficit	(1,733,991)	(1,737,402)
Total Stockholders' Deficiency	(52,756)	(56,167)
Total Liabilities and Stockholders' Deficiency	$601,943	$592,429

See accompanying notes to the financial statements.

Sino United Worldwide Consolidated Ltd.

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$45,000	$65,000	$131,000	$98,000
Operating Expenses
General and administrative	44,653	57,413	132,215	73,633
Total operating expenses	44,653	57,413	132,215	73,633
Income (Loss) from operations	347	7,587	(1,215)	24,367
Other income from HFT	—	—	—	—
Other income	13,122	312	15,245	2,119
Other expense:	—	—	—	—
Interest expense - related party	—	—	—	—
Interest expense – other	(5,298)	(4,475)	(10,619)	(9,000)
Total other expense	(5,298)	(4,475)	(10,619)	(9,000)
Income (Loss) from continuing operations before income tax provision	8,171	3,424	3,411	17,486
Income tax provision	—	—	—	—
Income (Loss) from continuing operations	8,171	3,424	3,411	17,486
Net Income (Loss)	8,171	3,424	3,411	17,486
Earnings (loss) per share
Basic - continuing operation	$(0.00)	$(0.00)	$(0.00)	$(0.00)
- discontinuing operation	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Total	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted - continuing operation	$(0.00)	$(0.00)	$(0.00)	$(0.00)
- discontinuing operation	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Total	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding
Basic	33,503,604	33,503,604	33,503,604	33,503,604
Diluted	33,503,604	33,503,604	33,503,604	33,503,604

See accompanying notes to the financial statements.

Sino United Worldwide Consolidated Ltd.

Statements of Stockholders' Equity (Deficiency)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Income (Loss)	Total
Balance, December 31, 2020	33,503,604	33,504	1,647,731	(1,749,425)	—	(68,190)
Net income (loss)	—	—	—	12,024	—	12,024
Balance, December 31, 2021	33,503,604	33,504	1,647,731	(1,737,402)	—	(56,167)
Shares issued	—	—	—	—	—	—
Net income (loss)	—	—	—	3,411	—	3,411
Balance, June 30, 2022	33,503,604	33,504	1,647,731	(1,733,991)	—	(52,756)

See accompanying notes to the financial statements.

Sino United Worldwide Consolidated Ltd.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	3,411	17,486
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	25	25
Change in operating assets and liabilities
Accounts receivable	(18,500)	11,975
Other receivables	(11,753)	(8,966)
Credit card payable	3,271	6,013
Other payable	—	—
Increase in accrued expenses and other current liabilities	2,832	7,402
Net cash used in continuing operation	(20,714)	33,935
Net cash provided by discontinued operation	—	—
Net cash used in operating activities	(20,714)	33,935

CASH FLOW FROM INVESTING ACTIVITIES
Increase in Short term investment-Held for Trading	—	—
Capital Expenditure	—	—
Making loans to others	—	—
Net cash used in investing activities	—	—

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from non-related party loan	—	10,000
Net cash provided by(used in) financing activities	—	10,000
Effect of exchange rate changes on cash

INCREASE(DECREASE) IN CASH	(20,714)	43,935
Cash - beginning of year	$29,850	$25,258
Cash - end of year	$9,136	$69,193

Supplement disclosure information
Cash paid for interest	10,619	9,000
Cash paid for interest-discontinued operation	—	—
Cash paid for income taxes	—	—
Cash paid for income taxes-discontinued operation	—	—

The accompanying notes are an integral part of these financial statements.

Sino United Worldwide Consolidated Ltd.

Notes to the Financial Statements

June 30, 2022

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at June 30, 2022, and the results of its operations and cash flows for the six months ended June 30, 2022. The results of operations for the period ended June 30, 2022 are not necessarily indicative of the results to be expected for future quarters or the full year.

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital deficit of $52,756 an accumulated deficit of $1,733,991 and stockholders’ deficiency was $52,756 as of June 30, 2022. The Company did not generate cash or income from its continuing operation. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Earnings per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion. For the six months ended June 30, 2022 and 2021, the difference between numbers of basic and diluted shares of common stock is due to effect of convertible promissory note.

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

NOTE 6 – Income Taxes

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has experienced operating losses for U.S. federal income tax purposes since inception. When it is more likely than not that the deferred tax asset cannot be realized through future income the Company must set up allowance for this future tax benefit.  As of June 30, 2022, the Company had approximately $1.8 million net operating loss carryforward available in the U.S. from continuing operation to reduce future taxable income. The Company set up 100% valuation allowance for deferred tax assets resulting from net operating loss carryforward.

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

A reconciliation of the provision for income taxes to the Company’s effective income tax rate for is as follows:

	Six Months Ended June 30,
	2022	2021
Pre-tax income(loss)	$3,411	$17,486
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax expense(credit)	(717)	(3,672)
Change of valuation allowance	717	3,672
Effective tax expense	$—	$—

NOTE 7 –SUBSEQUENT EVENTS

The Company has evaluated the existence of significant events subsequent to the balance sheet date through the date the financial statements were issued and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the financial statements.

ITEM 8 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations

Three and Six Months ended June 30, 2022 and 2021.

Revenue

The Company recognized $45,000 and $65,000 of revenue during the three months ended June 30, 2022 and 2021, and $131,000 and $98,000 of revenue during six months ended June 30, 2022 and 2021 respectively. Our revenues were generated from the I.T. management consulting services.

General and Administrative Expenses:

General and administrative expenses were $44,653 and $57,413 for the three months ended June 30, 2022 and 2021, and $132,215 and $73,633 for the six months ended June 30, 2022 and 2021, respectively. The increase was primarily due to professional fees paid.

Interest expense

During the three months ended June 30, 2022 and 2021, the Company had interest expense of $5,298 and $4,475 and during the six months ended June 30, 2022 and 2021, the company had interest expenses of $10,619 and $9,000, from convertible promissory note respectively.

Net income

As a result of the foregoing, the Company generated net income (loss) of $8,171 and $3,424 for the three months ended June 30, 2022 and 2021, and $3,411 and $17,486 for the six months ended June 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

We have funded our operations to date primarily through operations, and non-related party loans and capital contributions. Due to our net loss and negative cash flow from operating activities, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s management recognizes that the Company must generate sales and obtain additional financial resources to continue to develop its operations

As of June 30, 2022, we had a working capital deficit of $52,756. Our current assets on June 30, 2022 were $396,661primarily consisting of cash of $9,136, accounts receivable of $357,525 and Short Term Investment- Held-for-Trading in iDrink Technology Co. Ltd. $30,000. Other assets include loans receivable of $50,000 and other receivables $146,107 and accounts receivables-income from HFT $9,000. Our current liabilities were primarily composed of credit card payable of $5,499, convertible promissory notes of $287,000, accrued expenses and accrued expenses and other liabilities of $189,466 and short term debt $172,734.

Cash Flow from Operating Activities

Net cash used in operating activities was $20,714 during the six months ended June 30, 2022 which consisted of our net income of $3,411 offset by the changes in accounts receivable $18,500, other receivables $11,753, a change of accrued expenses of $ 2,832 and a change of credit card payable of $ 3,271.

Net cash provided used in operating activities was ($33,935) during the six months ended June 30, 2021 which consisted of our net income of ($17,486), offset by the changes in accounts receivable $11,975, other receivables ($8,966), a change of accrued expenses of $7,402 and a change of credit card payable of $6,013.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $0 for the six months ended June 30, 2022.

Net cash used in investing activities totaled $0 for the six months ended June 30, 2021.

Cash Flow from Financing Activities

Net cash provided by financing activities totaled $0 of proceeds from non-related party for the six months ended June 30, 2022.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company was not a party to any legal proceeding or litigation as of June 30, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101	The following materials from Sino United Worldwide Consolidated Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2022 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet; (ii) the Consolidated Statement of Comprehensive Income; (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements. This Exhibit 101 is deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SINO UNITED WORLDWIDE CONSOLIDATED LTD.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURES

Date: August 1, 2022.

By: /s/ Yanru Zhou

Yanru Zhou

Chief Executive Officer

Date: August 1, 2022.

By: /s/ Yanru Zhou

Yanru Zhou

Chief Finance Officer

