Form 10-Q
period 2022-09-30
SUIC Worldwide Holdings Ltd.
filed 2022-11-10
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-53737

SUIC Worldwide Holdings Ltd.

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

At September 30, 2022, there were 33,503,604 shares of the registrant's common stock issued and outstanding.

SUIC Worldwide Holdings Ltd.

FORM 10-Q

September 30, 2022

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Control and Procedures	14

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Mine Safety Disclosures.	16
Item 5.	Other Information.	16
Item 6.	Exhibits	16
SIGNATURES		17

SUIC Worldwide Holdings Ltd.

Index to the consolidated financial statements

Table of Contents	Page(s)
Balance Sheets at September 30, 2022 (Unaudited) and December 31, 2021	F-2
Unaudited Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021	F-3
Unaudited Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2022	F-4
Unaudited Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	F-5
Notes to the Consolidated Financial Statements (Unaudited)	F-6 - F-9

3

SUIC Worldwide Holdings Ltd.

Balance Sheet

September 30, 2022

	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash	$14,649	$29,850
Accounts receivable, net	382,525	339,025
Short Term Investment- Held-for-Trading	30,000	30,000
Total Current Assets	427,174	398,875
Loans receivable	50,000	50,000
Fixed asset- office equipment laptop	163	200
Other receivables -Income From HFT	9,000	9,000
Other interest receivables -Sinoway International	6,068	2,702
Other receivable	144,626	131,652
Total Assets	$637,030	$592,429

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Credit card payable	$2,784	$2,228
Convertible promissory notes- other	287,000	287,000
Accrued expenses and other liabilities	193,625	186,634
Short term debt	172,734	172,734
Total Current Liabilities	656,144	648,596

COMMITMENTS AND CONTINGENCIES
Stockholders’ Deficiency
Common stock, $0.001 par value, 394,500,000 shares authorized; 33,503,604 shares issued and outstanding	33,504	33,504
Additional paid-in capital	1,647,731	1,647,731
Accumulated deficit	(1,700,348)	(1,737,402)
Total Stockholders' Deficiency	(19,114)	(56,167)
Total Liabilities and Stockholders' Deficiency	$637,030	$592,429

See accompanying notes to the financial statements.

SUIC Worldwide Holdings Ltd.

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$45,000	$106,000	$176,000	$204,000
Operating Expenses
General and administrative	11,701	62,585	142,234	190,793
Total operating expenses	11,701	62,585	142,234	190,793
Income (Loss) from operations	33,299	43,415	33,766	13,207

Other revenue
Other income from HFT	—	—	—	—
Other income	2,821	10,634	18,065	12,752

Other expense:
Interest expense - related party	—	—	—	—
Interest expense – other	(4,953)	(4,475)	(14,778)	(13,524)
Total other expense:	(4,953)	(4,475)	(14,778)	(13,524)

Income (Loss) from continuing operations before income tax provision	31,167	49,574	37,054	12,435
Income tax provision	—	—	—	—
Income (Loss) from continuing operations	31,167	49,574	37,054	12,435
Net Income (Loss)	$31,167	$49,574	$37,054	$12,435

Earnings (loss) per share
Basic - continuing operation	$(0.00)	$(0.00)	$(0.00)	$(0.00)
- discontinuing operation	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Total	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted - continuing operation	$(0.00)	$(0.00)	$(0.00)	$(0.00)
- discontinuing operation	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Total	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic	33,503,604	33,503,604	33,503,604	33,503,604
Diluted	33,503,604	33,503,604	33,503,604	33,503,604

See accompanying notes to the financial statements.

SUIC Worldwide Holdings Ltd.

Statements of Stockholders' Equity (Deficiency)

	Common Stock		Additional	Accumulated	Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Income (Loss)	Total
Balance, December 31, 2020	33,503,604	33,504	1,647,731	(1,749,425)	—	(68,191)
Net income (loss)	—	—	—	12,024	—	12,024
Balance, December 31, 2021	33,503,604	33,504	1,647,731	(1,737,402)	—	(56,167)
Net income (loss)	—	—	—	37,054	—	37,054
Balance, September 30, 2022	33,503,604	33,504	1,647,731	(1,700,348)	—	(19,114)

See accompanying notes to the financial statements.

SUIC Worldwide Holdings Ltd.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$37,054	$12,435
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	38	38
Change in operating assets and liabilities
Accounts receivable	(43,500)	(64,025)
Other receivables- others	(12,974)	(77,520)
Other receivables -Income From HFT	—	—
Other interest receivables -Sinoway International	(3,366)	(1,441)
Credit card payable	556	11,836
Accrued expenses and other current liabilities	6,991	57,490
Other payable	—	—
Net cash used in operating activities	(15,201)	(61,187)

CASH FLOW FROM INVESTING ACTIVITIES
Making loans to others	—	—
Short term investment-Held for Trading	—	—
Capital expenditure	—	—
Net cash used in investing activities	—	—

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from non-related party loan	—	90,000
Net cash provided by(used in) financing activities	—	90,000

Effect of exchange rate changes on cash

INCREASE(DECREASE) IN CASH	(15,201)	28,813
Cash - beginning of year	29,850	25,258
Cash - end of period	$14,649	$54,071

Supplement disclosure information
Cash paid for interest	14,778	13,524
Cash paid for income taxes	—	—

The accompanying notes are an integral part of these financial statements.

SUIC Worldwide Holdings Ltd.

Notes to the Financial Statements

September 30, 2022

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

Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto contained in its report on Form 10-K for the year ended December 31, 2021.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at September 30, 2022, and the results of its operations and cash flows for the nine months ended September 30, 2022. The results of operations for the period ended September 30, 2022 are not necessarily indicative of the results to be expected for future quarters or the full year.

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital deficit of $19,114, an accumulated deficit of $1,700,348 and stockholders’ deficiency was $19,114 as of September 30, 2022. The Company did not generate cash or income from its continuing operation. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Earnings per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion. For the nine months ended September 30, 2022 and 2021, the difference between numbers of basic and diluted shares of common stock is due to effect of convertible promissory note.

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

NOTE 6 – Income Taxes

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has experienced operating losses for U.S. federal income tax purposes since inception. When it is more likely than not that the deferred tax asset cannot be realized through future income the Company must set up allowance for this future tax benefit.  As of September 30, 2022, the Company had approximately $1.7 million net operating loss carryforward available in the U.S. from continuing operation to reduce future taxable income. The Company set up 100% valuation allowance for deferred tax assets resulting from net operating loss carryforward.

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

A reconciliation of the provision for income taxes to the Company’s effective income tax rate for is as follows:

	Nine Months Ended September 30,
	2022	2021
Pre-tax income(loss)	$37,054	$12,435
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax expense(credit)	7,781	2,611
Change of valuation allowance	(7,781)	(2,611)
Effective tax expense	$—	$—

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

Overview

From 2018 to 2021, the Company focused in products and services that adopt IoT, cloud computing, mobile payments, Big Data, Blockchain and AI, and other new and exciting business models that will create revolutionary products and services. On 2020 to 2021, the Company has signed a total of USD90,000 Note agreements with Sinoway International Corp. (“Sinoway”). This is in connection with the new business venture between the Company and Sinoway relating to various technology platform development. In 2022, Sinoway has changed its registered company name to Beneway Holdings Group. Beneway Holdings Group Ltd. is a global integrated supply chain management platform, providing innovative fintech solutions and a large-scale distribution network to facilitate growth & funding for businesses. Operating through a novel cloud-based POS API platform that allows for the integration of resources across numerous supply chain marketplaces, Beneway’s core objective is to connect various financial service providers (e.g., digital wallets, electronic cards, P2P lenders, payment gateways and cross-border payments providers) with merchants/borrowers  who can efficiently synergize together to maximize products, services, and consumer demands. With the robust financing services and tailored marketing plans, Beneway looks to create substantial value and growth for businesses and stakeholders through progressively constructuing a deep customer base and leveraging on the power of economies of scale. Learn more about Beneway Holdings Group at their website www.benewaygroup.com

On August 7, 2021, the Company has acquired 49% of the registered shares of Midas Touch Technology Co. Ltd., a digital asset management platform registered in the U.K (company number 13088810), which was founded in 2020.

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

Results of Operations

Three and Nine Months ended September 30, 2022 and 2021.

Revenue

The Company recognized $45,000 and $106,000 of revenue during the three months ended September 30, 2022 and 2021, and $176,000 and $204,000 of revenue during nine months ended September 30, 2022 and 2021 respectively. Our revenues were generated from the I.T. management consulting services.

General and Administrative Expenses:

General and administrative expenses were $11,701 and $62,585 for the three months ended September 30, 2022 and 2021, and $142,234 and $190,793 for the nine months ended September 30, 2022 and 2021, respectively. The increase was primarily due to office expenses and professional expenses.

Interest expense

During the three months ended September 30, 2022 and 2021, the Company had interest expense of $4,953 and $4,475 and during the nine months ended September 30, 2022 and 2021, the company had interest expenses of $14,778 and $13,524, from convertible promissory note respectively.

Net income

As a result of the foregoing, the Company generated net income (loss) of $31,167 and $49,574 for the three months ended September 30, 2022 and 2021, and $37,054 and $12,435 for the nine months ended September 30, 2022 and 2021 respectively.

Liquidity and Capital Resources

We have funded our operations to date primarily through operations, and non-related party loans and capital contributions. Due to our net loss and negative cash flow from operating activities, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s management recognizes that the Company must generate sales and obtain additional financial resources to continue to develop its operations

As of September 30, 2022, we had a working capital deficit of $19,114. Our current assets on September 30, 2022 were $427,174 primarily consisting of cash of $14,649, accounts receivable of $382,525 and Short Term Investment- Held-for-Trading in iDrink Technology Co. Ltd. $30,000. Other assets include loans receivable of $50,000, other receivables- Income from HFT $9,000, other interest receivables -Sinoway International $6,068, and other receivables- others $144,626. Our current liabilities were primarily composed of credit card payable of $2,784, convertible promissory notes of $287,000, short term debt of $172,734 and accrued expenses and other liabilities of $193,625.

Cash Flow from Operating Activities

Net cash provided/ used in operating activities was $15,201during the nine months ended September 30, 2022 which consisted of our net income of $37,054 offset by the changes in other receivable $12,974, accounts receivable $43,500, interest receivables -Sinoway International $3,366, a change of accrued expenses of $6,991, and a change of credit card payable of $556.

Net cash provided/ used in operating activities was $61,187 during the nine months ended September 30, 2021 which consisted of our net income of $12,435 offset by the changes in other receivable $77,520 accounts receivable $64,025, interest receivables -Sinoway International $1,441, a change of accrued expenses of $57,490, and a change of credit card payable of $11,836.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $0 for the nine months ended September 30, 2020.

Net cash used in investing activities totaled $0 for the nine months ended September 30, 2021.

Cash Flow from Financing Activities

Net cash provided by financing activities totaled $0 of proceeds from non-related party for the nine months ended September 30, 2022.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company was not a party to any legal proceeding or litigation as of September 30, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101	The following materials from SUIC Worldwide Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet; (ii) the Consolidated Statement of Comprehensive Income; (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements. This Exhibit 101 is deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SUIC Worldwide Holdings Ltd.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURES

Date: November 10, 2022.

By: /s/ Yanru Zhou

Yanru Zhou

Chief Executive Officer

Date: November 10, 2022.

By: /s/ Yanru Zhou

Yanru Zhou

Chief Finance Officer

