Form 10-K
period 2022-12-31
SUIC Worldwide Holdings Ltd.
filed 2023-06-30
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period ___ to ____

Commission file number: 000-53737

SUIC Worldwide Holdings Ltd.

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

As of December 31, 2022, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the OTC Bulletin Board was approximately $2,689,246.94 (11,443,604 shares, $0.2350 per share).

On December 31, 2022, there were 33,503,604 shares of the registrant’s common stock issued and outstanding.

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

We are a Nevada corporation incorporated on August 30, 2006, under the name Gateway Certifications, Inc.  On November 16, 2009, our corporate name was changed to American Jianye Greentech Holdings, Ltd. on February 13, 2014, our corporate name was changed to AJ Greentech Holdings, Ltd. and on July 17, 2017, our corporate name was changed to Sino United Worldwide Consolidated Ltd. On November 9, 2022, our corporate name was changed to SUIC Worldwide Holdings Ltd.

From November 2009 until October, 2013, through our China and Taiwan subsidiaries, we were engaged renewable energy business. From October 2013 until September, 2017, through our Taiwan subsidiary, we were engaged in the driving record management system (DMS). Both Subsidiaries was spun off through stock transfer and debt cancellation for the best interest of shareholder.

From 2018 to present, the Company focused in products and services that adopt IoT, cloud computing, mobile payments, Big Data, Blockchain and AI, and other new and exciting business models that will create revolutionary products and services. On August 7, 2021, the Company has acquired 49% of the registered shares of Midas Touch Technology Co. Ltd., a digital asset management platform and company registered in the U.K. From 2020 to present, the Company through promissory notes and other investments in Beneway Holdings Group (its corporate name was changed from Sinoway International Corp.), became the major shareholder of Beneway Holdings Group. The company works with Beneway Holdings Group in several new business ventures with focus on the following fields:

1.	Fintech platform: Through its global digital asset management platform and fintech products, Beneway Holdings Group connects borrower and lenders, comprising of digital wallets, electronic cards, P2P lenders, suppliers, manufacturers. Building strategic partnerships by bridging the various stakeholders and fund partners in providing a holistic financial delivery ecosystem. Three major financial products are Beneway Flash Pay™, Beneway CQ Pay™ and Beneway Unified Procurement™ that help merchants to focus on business and marketing development. The company has signed letters of intent with several entities who are interested to participate in this business. Please refer to subsequent events.

2.	Food Supply Chain Integration: Food Industry Supply Chain Integration: Beneway Holdings Group is working to promote the processes of integration for bringing reputable and distinguished overseas food product brands to the United States and globally. Food products are supplied from various origins, including ISO and HACCP-certified central kitchen food processing & production facilities, and distributed through online and offline smart store equipment systems, one-stop operation sales services, and facilitated by investments through capital management and mergers & acquisitions for vertical integration of the supply chain. The company has signed and shared letters of intents with I.Hart Company Limited, and the established supply chain integration in Taiwan will support Beneway’s food industry integration for product distribution through the US as well as globally. Please refer to subsequent events.

3.	Global Franchise Expansion: With the five established franchise brands under I.Hart Company Limited and other well-known franchise brands in Asia, Beneway is planning to aggressively achieve its global franchise goal by fine-tuning the right mix of media-based marketing strategies, including search engine optimization, paid advertising, leveraging public relations on digital platforms, and maximizing conversion-based metrics through demographic targeting, geofencing, pay-per-click advertising, social medial publishing and management, hyper-local franchise marketing and much more. To maximize the growth and performance of the franchise goals, Beneway has identified several nationally-renowned franchise marketing and consulting companies to launch its franchise campaign nationally.

4.	Supply Chain Integration of other industries: Beneway Holdings Group has identified several other industries for future expansion: medical and healthcare, high-tech digital AI systems, environmental protections, and energy related production. This will be accomplished through Beneway Holdings Group chief marketing plan, known as “The Starry Project”, to build extensive networks focused on streamlining the distribution of products and increase the sales and market shares of the products in all 50 states of America. This will all be facilitated through Beneway’s fintech solutions that allow for fast financing capabilities for business development, and capital investment dedicated to select mergers and acquisitions in the vertical integration of our supply chain model.

Our Business Model and Objectives

The Company will continue to strengthen our competencies in research and development, venture financing for investing in the private enterprises and the public sector to develop products and services that adopt IoT, cloud computing, mobile payments, Big Data, Blockchain and AI, and other new and exciting business models that will create revolutionary products and services. The company has signed four letters of intent with entities who are interested to work with the company on the share exchange pending up to the merger, stock price and related work. For more detail please refer to subsequent events.

Competitive Advantages

The Company focuses on small and micro-cap companies with traditionally difficult access to capital. We provide specialized consulting services to help companies operate in the public markets. Our management team is experienced in risk management and exit planning. The Company’s competitive advantages include a global business network of healthcare, investment and financial professionals who are integrated into the technology licensing and commercialization departments of universities and institutions. In summary, our services and capital speed up the development and commercialization of our customers’ products.

Material Agreements

The company has signed several franchise brand and distribution contracts. Please refer to subsequent events.

Employees

The company currently has 6 partners and employees in the Taiwan office, 1 director and employee in the Malaysia office and 2 partners and employees in the U.S. office.

ITEM 1A.	RISK FACTORS

Risks Related to Our Organization, Structure and Business

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

Our board of directors may change our investment or operation objectives and strategies without shareholders’ consent.

Our board of directors determines our major policies, including decisions regarding financing, growth, debt capitalization, distributions and other material events. Our board of directors may amend or revise these and other policies without a vote of the shareholders. Under our Articles of Incorporation and Bylaws, our directors generally have a right to vote only on the following matters:

•	the election or removal of director;
•	the amendment of our charter, except that our board of directors may amend our charter without shareholders’ approval to:
•	change our name;
•	change the name or other designation or the par value of the Common Stock;
•	increase or decrease the aggregate number of Common Stock that we have the authority to issue;
•	increase or decrease the number of our Common Stock that we have the authority to issue;
•	effect certain reverse Common Stock splits;
•	our liquidation and dissolution;
•	our being a party to a merger, consolidation, sale or other disposition of all or substantially all of our assets or statutory merger or acquisition.

All other matters are subject to the discretion of our board of directors.

We may be unable to attract and retain qualified, experienced, highly skilled personnel, which could adversely affect the implementation of our business plan.

Our success depends to a significant degree upon our ability to attract, retain and motivate skilled and qualified personnel. As we become a more mature company in the future, we may find recruiting and retention efforts more challenging. If we do not succeed in attracting, hiring and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively. The loss of any key employee or contractor, including shareholders of our senior management team, and our inability to attract highly skilled personnel with sufficient experience in our industries could harm our business.

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

Risks Related to Our Stockholders and Purchasing Shares of Common Stock

Your percentage of ownership may become diluted if we issue new Common Stock or other securities.

Our board of directors is authorized, without your approval, to cause us to issue additional Common Stock to raise capital through the issuance of Common Stock (including equity or debt securities convertible into Common Stock), and other rights, on terms and for consideration as our board of directors in its sole discretion may determine. Any such issuance could result in dilution of the equity of our shareholders.

We have not voluntarily implemented various corporate governance measures.

Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight and the adoption of a Code of Ethics. Our board of directors expects to adopt a Code of Ethics at a future board meeting. The Company has not adopted exchange-mandated corporate governance measures and, since our securities are not listed on a national securities exchange, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

We may be exposed to potential risks relating to our internal control over financial reporting.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the SEC has adopted rules requiring public companies to include a report of management on the Company’s internal control over financial reporting in its annual reports. While we expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequately. In the event we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

We have a large number of authorized but unissued shares of our common stock.

We have a large number of authorized but unissued shares of common stock, which our management may issue without further stockholder approval, thereby causing dilution of your holdings of our common stock. Our management will continue to have broad discretion to issue shares of our common stock in a range of transactions, including capital-raising transactions, mergers, acquisitions and other transactions, without obtaining stockholder approval, unless stockholder approval is required. If our management determines to issue shares of our common stock from the large pool of authorized but unissued shares for any purpose in the future, your ownership position would be diluted without your further ability to vote on that transaction.

Shares of our common stock may continue to be subject to illiquidity because our shares may continue to be thinly traded and may never become eligible for trading on a national securities exchange.

While we may at some point be able to meet the requirements necessary for our common stock to be listed on a national securities exchange, we cannot assure you that we will ever achieve a listing of our common stock on a national securities exchange. Our shares will only eligible for quotation on the OTC Markets, which is not an exchange. Initial listing on a national securities exchange is subject to a variety of requirements, including minimum trading price and minimum public “float” requirements, and could also be affected by the general skepticism of such markets concerning companies that are the result of mergers with inactive publicly-held companies. There are also continuing eligibility requirements for companies listed on public trading markets. If we are unable to satisfy the initial or continuing eligibility requirements of any such market, then our stock may not be listed or could be delisted. This could result in a lower trading price for our common stock and may limit your ability to sell your shares, any of which could result in you losing some or all of your investments.

The market valuation of our business may fluctuate due to factors beyond our control and the value of your investment may fluctuate correspondingly.

The market valuation of emerging growth companies, such as us, frequently fluctuate due to factors unrelated to the past or present operating performance of such companies. Our market valuation may fluctuate significantly in response to a number of factors, many of which are beyond our control, including:

i.	changes in securities analysts’ estimates of our financial performance, although there are currently no analysts covering our stock;
ii.	fluctuations in stock market prices and volumes, particularly among securities of emerging growth companies;
iii.	changes in market valuations of similar companies;
iv.	announcements by us or our competitors of significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;
v.	variations in our quarterly operating results;
vi.	fluctuations in related commodities prices; and
vii.	additions or departures of key personnel.

As a result, the value of your investment in us may fluctuate.

We have never paid dividends on our common stock.

We have never paid cash dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. Investors should not look to dividends as a source of income.

In the interest of reinvesting initial profits back into our business, we do not intend to pay cash dividends in the foreseeable future. Consequently, any economic return will initially be derived, if at all, from appreciation in the fair market value of our stock, and not as a result of dividend payments.

6

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

	Closing Prices (1)
	High	Low
Year Ended December 31, 2022
1st Quarter	$0.4500	$0.4500
2nd Quarter	$0.3500	$0.3100
3rd Quarter	$0.3100	$0.1800
4th Quarter	$0.2360	$0.2000
Year Ended December 31, 2021
1st Quarter	$5.00	$0.50
2nd Quarter	$20.00	$1.97
3rd Quarter	$2.72	$1.01
4th Quarter	$1.35	$0.37

(1)	The above tables set forth the range of high and low closing prices per share of our common stock as reported by OTC Bulletin Board and the Pink Sheets, as applicable, for the periods indicated.

Approximate Number of Holders of Our Common Stock

On December 31, 2022, there were approximately 81 stockholders of record of our common stock.

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities.

There is no sale of unregistered securities during the fiscal year ending December 31, 2022.

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

Please refer to 8-K filed on January 30, 2019.

On July 16, 2021, the Company filed a Certificate of Amendment with the Secretary of State of Nevada changing the name of the Company to SUIC Worldwide Holdings Ltd. The change of name was effective on November 9, 2022 upon FINRA Approval. No other change was made to the Certificate of Incorporation.

Please refer to 8-K filed on July 16, 2022.

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

Overview

From 2018 to present, the Company focused in products and services that adopt IoT, cloud computing, mobile payments, Big Data, Blockchain and AI, and other new and exciting business models that will create revolutionary products and services. On August 7, 2021, the Company has acquired 49% of the registered shares of Midas Touch Technology Co. Ltd., a digital asset management platform and company is registered in the U.K. From 2020 to present, the Company through promissory notes and other investments in Beneway Holdings Group (its corporate name was changed from Sinoway International Corp.), became the major shareholder of Beneway Holdings Group.

Our Business Model and Objectives

The Company will continue to strengthen our competencies in research and development, venture financing for investing in the private enterprises and the public sector to develop products and services that adopt IoT, cloud computing, mobile payments, Big Data, Blockchain and AI, and other new and exciting business models that will create revolutionary products and services. The company has signed four letters of intent with entities who are interested to work with the company on the share exchange pending up the merger, stock price and related work. For more detail please refer to subsequent events.

Competitive Advantages

The Company focuses on small and micro-cap companies with traditionally difficult access to capital. We provide specialized consulting services to help companies operate in the public markets. Our management team is experienced in risk management and exit planning. The Company’s competitive advantages include a global business network of healthcare, investment and financial professionals who are integrated into the technology licensing and commercialization departments of universities and institutions. In summary, our services and capital speed up the development and commercialization of our customers’ products.

Material Agreements

The company has signed several franchise brand and distribution contracts. Please refer to subsequent events.

Results of Operations

Years ended December 31, 2022 and 2021

Revenue

The Company recognized $221,000 and $379,000 of revenue from continuing operation during the year ended December 31, 2022 and 2021, respectively. Our revenue from continuing operation were generated from the I.T. management consulting services.

Other income from Cancellation of Liability

The Company cancelled the accrued salaries of $30,000 of CEO Yanru Zhou.

Cost of Revenues

Cost of revenues from continuing operations were $82,143 and $96,000 for the years ended December 31, 2022 and 2021, respectively. The cost of revenues were direct fees related to our I.T. management consulting services.

General and Administrative Expenses

General and administrative expenses from continuing operations were $64,364 and $266,416 for the years ended December 31, 2022 and 2021, respectively. The decrease was primarily due to the decrease in professional fees paid for marketing activities.

Bad Debts expense

Bad debts expenses was $105,000 and $0 for the year ended December 31, 2022 and 2021 which included the uncollectible accounts of iDrink Technology Co. Ltd. and of Theresa Hwa.

Interest expense

Interest expenses from continuing operation was $21,002 and $18,447 for the year ended December 31, 2022 and 2021 which included the interest on the convertible promissory notes.

Profits (Loss) from continuing operations

The Company generated profits (loss) from continuing operations of ($2,419) and $12,024 for the years ended December 31, 2022 and 2021, respectively.

Net profits (loss)

As a result of the foregoing, the Company generated net profit (loss) of operations of $($2,419) and $12,024 for the years ended December 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

We have funded our operations to date primarily through operations, and non-related party loans. The Company’s management recognizes that the Company must generate sales and obtain additional financial resources to continue to develop its operations

As of December 31, 2022, we had a working capital deficit of $223,015.55. Our current assets on December 31, 2022 were $408,579.46 primarily consisting of accounts receivables $362,525 and Short Term Investment - Held-For-Trading – iDrink Technology Co. Ltd., Taiwan $30,000, other receivables $146,078, and cash $16,072. Our current liabilities were $631,613 primarily composed of convertible promissory notes of $287,000, short term debts $172,734, accrued expenses and other current liabilities of $170,115 and credit card payable of $1,764.

Cash Flow from Operating Activities

Net cash used in operating activities was $13,778 during the year ended December 31, 2022, which consisted of our net loss from continuing operation of ($2,419), primarily enhanced by a change of accounts receivables $23,500 (including write off accounts receivable of $55,000) and loans receivables $35,574 (which involving non-cash transaction of cancellation of loans receivable of $50,000), a change in accrued expenses of $16,519 (including cancellation of liabilities in amount of $30,000) , and a change of credit card payable of $464.

Net cash used in operating activities was $168,142 during the year ended December 31, 2021, which consisted of our net profits from continuing operation of $12,024, offset by a aggregation effect of change of accounts receivables $189,025 and loans receivables $81,900, a change in accrued expenses of $91,056 and a change of credit card payable of $2,228.

For the Statements of Cash Flows see F-5.

Cash Flow from Investing Activities

Cash Flow from Investing Activities

Net cash used in investing activities totaled $0 for the year ended December 31, 2022 .

Net cash used in investing activities totaled $0 for the year ended December 31, 2021.

Cash Flow from Financing Activities

Net cash used in financing activities was $0 during the year ended December 31, 2022.

Net cash used in financing activities was $172,734 during the year ended December 31, 2021, which primarily consisted of proceeds from non-related party loan of $172,734.

For the Statements of Cash Flows see F-5.

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with ASC 606. Revenue is recognized when the promised goods or services are transferred to the customer. The amount of revenue recognized should equal the total consideration an entity expects to receive in return for the goods or services.

Our revenues are primarily generated by providing professional services and software products, consulting and other professional services to our clients and are billable to our clients based on the services provided, or achieved outcomes. Revenues are primarily driven by the total value, scope, and terms of the consulting contracts. We also engage independent contractors to supplement our revenue-generating professionals on client engagements as needed.

We adopt a fixed fee billing arrangement and agree to a pre-established fee in exchange for a predetermined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements.

Our quarterly results are impacted principally by the total value, scope, and terms of our client contracts. Our utilization rate can be affected by seasonal variations in the demand for our services from our clients.

Our operating expenses include professional fees, technology costs, software and data hosting expenses, rent and other office related expenses.

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

Financial Statements

The full text of our audited consolidated financial statements as of December 31, 2022 and 2021 begins on page F-1 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no recent changes in auditor appointment and engagement.

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

During the course of internal evaluation, following control weaknesses are noted for the fiscal year ended December 31, 2022 that required correction:

•	no independent director exists in the Board of Directors, and the directors have little understanding about U.S. GAAP and Sarbanes-Oxley Act 404 requirements in 2022.

Based upon their evaluation as of the end of the period covered by this annual report, the Company's chief executive officer and chief financial officer concluded that, due to the significant deficiencies in internal control over financial reporting described below, the Company's disclosure controls and procedures are not effective as of December 31, 2022.

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

Management is currently reviewing its staffing and systems in order to remedy the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2022. Additionally, the Registrant’s management has concluded that the Registrant has a material weakness associated with its U.S. GAAP expertise.

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

Name (1)	Age	Title
Bill Tan Yee Wei	51	Chief Technology Officer, Director
Esther Jou	27	Chief Executive Officer, Director
Yanru Zhou	28	Chief Finance Officer

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

On November 1, 2021, the Board of the Company appointed Ms. Esther Jou as Director of the firm. Ms. Jou graduated from the University of Pennsylvania in 2018 and is currently pursuing Master’s degree. She is the manager of the New York office in charge of marketing roadshow and investor relations.

On March 30, 2023, the Board of Directors of the Company appointed Ms Esther Jou as Chief Executive Officer of the firm. The Directors have been presented with the resignation of Ms. Yanru Zhou of her positions as Chief Executive Officer and director.

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

Board Attendance

During 2022, the board of directors did not hold any meetings.  All actions were taken by actions in writing.

ITEM 11.	EXECUTIVE COMPENSATION

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2022 and December 31, 2021 by each person who served as chief executive officer during the year ended December 31, 2022.

SUMMARY COMPENSATION TABLE

	Fiscal	Salary	Bonus	Stock Awards	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
Yanru Zhou Chief Executive and Financial Officer (1)	2022	0	0	10,000	0	0
(1) Ms. Yanru Zhou has served as chief executive and financial officer since Feb. 28 2018 to December 31, 2019. She signed a new employment agreement effective January 1, 2020 whereby she is entitled to a compensation of 10,000 shares of stock of the Company each year.

Bill Tan Yee Wei Chief Technology Officer (2)	2022	0	0	5,000	0	0
(2) Mr. Wei is appointed as Chief Technology Officer on December 31, 2019. He signed an employment agreement effective January 1, 2020 whereby he is entitled to a compensation of 5,000 shares of stock of the Company each year starting from 2021.

Esther Jou (3)	2022	0	0	0	0	0
(3) Ms. Esther Jou is appointed as Director on November 1, 2021. She waived any compensation for her services.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2022.

	Option awards				Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Yanru Zhou CEO	—	—	$—	—	—	—	—	—
Bill Tan Yee Wei CTO	—	—	$—	—	—	—	—	—

Remuneration of Directors

None of the members of the Board of Directors receives remuneration for service on the Board.

Executive Employment Contracts

We have employment agreements with Yanru Zhou, CEO on Feb. 28, 2018 for 5 years, subject to automatic renewals of another 5 years. She is entitled to a compensation of 10,000 shares of stock of the Company each year.

Equity Compensation Plan Information

We do not have any compensation plan as of December 31, 2022.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of outstanding Registrant Common Stock as of December 31, 2022 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares.

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

(2) For each shareholder, the calculation of percentage of beneficial ownership is based upon 33,503,604 shares of Common Stock outstanding as of December 31, 2022, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

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

Transactions with Related Persons

During the year of 2022, the Company had no advances from related parties.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	2022	2021
Audit fees(1)	$6,340	$10,550
Audit-related fees	$—	$—
Tax fees(2)	$—	$—
All other fees	$—	$—
Total	$6,340	$10,550

(1)	Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by James Pai, CPA., for our financial statements as of and for the year ended December 31, 2022.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES.

Exhibit No.	Description
3.1(1)	Articles of Incorporation
3.2(1)	By-Laws
4.1(1)	Form of Share Certificate
10.1(1)	Private Placement Memorandum
10.2(1)	Subscription Agreement
10.3(1)	Registration Rights Agreement
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101	The following materials from our Annual Report on Form 10-K for the year ended December 31, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. *

(1) Filed as exhibits to the registrant’s Form SB-2 filed with the Commission on June 29, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sino United Worldwide Consolidated Ltd.

Date: June 30, 2023	By:	/s/ Yanru Zhou
Yanru Zhou Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yanru Zhou	Chief Financial Officer, Director	6/30/2023
Yanru Zhou	(Principal Financial Officer)

/s/ Yanru Zhou	Chief Executive Officer	6/30/2023
Yanru Zhou

SUIC Worldwide Holdings Ltd.

December 31, 2021 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SUIC Worldwide Holdings Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sino United Worldwide Consolidated Ltd Company (the "Company") as of December 31, 2022, Balance Sheets, Statements of Comprehensive Income (Loss)，Statements of Stockholders' Equity (Deficiency)，Statements of Cash Flows, and the related notes (collectively referred to as the "financial statements").

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and the results of its operations and its cash flows for the period ended December 31, 2022 in conformity with US GAAP: Generally Accepted Accounting Principles.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, developing new businesses in various fields raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

James Pai, CPA

We have served as the company’s auditor since 2019.

June 30, 2023

New York, NY

SUIC Worldwide Holdings Ltd.

Balance Sheets

	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash	$16,072	$29,850
Accounts receivable, net	362,525	339,025
Short Term Investment - Held-For-Trading	30,000	30,000
Total Current Assets	408,597	398,875
NONCURRENT ASSETS:
Loans receivable	—	50,000
Fixed assets	150	200
Other receivables - Income From HFT	9,000	9,000
Other interest receivables - Sinoway International	7,202	2,702
Other receivables -SUIC Beneway USA Inc.	2,000	—
Other receivables	146,078	131,652
Total Assets	$573,028	$592,429

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Credit card payable	$1,764	$2,228
Convertible promissory notes- other	287,000	287,000
Short term debts	172,734	172,734
Accrued expenses and other liabilities	170,115	186,634
Total Current Liabilities	631,613	648,596

Stockholders’ Deficiency
Common stock, $0.001 par value, 394,500,000 shares authorized; 33,503,604 shares issued and outstanding	33,504	33,504
Additional paid-in capital	1,647,731	1,647,731
Accumulated deficit	(1,739,820)	(1,737,402)
Total Stockholders' Surplus (Deficiency)	(58,585)	(56,167)
Total Liabilities and Stockholders' Surplus (Deficiency)	$573,028	$592,429

See accompanying notes to the consolidated financial statements.

SUIC Worldwide Holdings Ltd.

Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2022	2021
Revenue	$221,000	$379,000
Cost of revenues	82,143	96,000
Gross Profit	138,857	283,000
Operating Expenses
General and administrative	64,364	266,416
Total operating expenses	64,364	266,416
Income (Loss) from operations	74,493	16,584
Other income	19,091	13,887
Other income from Cancellation of Liability	30,000	—

Other expense:
Bad debts expense	(105,000)	—
Interest expense - related party	—	—
Interest expense – other	(21,002)	(18,447)
Total other expense:	126,002	18,447
Income (Loss) from continuing operations before income tax provision	(2,419)	12,024
Income tax provision	—	—
Income (Loss) from continuing operations	(2,419)	12,024
Net Income (Loss)	$(2,419)	$12,024

Earnings (loss) per share
Basic - continuing operation	$(0.00)	$(0.00)
- discontinuing operation	$(0.00)	$(0.00)
Total	$(0.00)	$(0.00)
Diluted - continuing operation	$(0.00)	$(0.00)
- discontinuing operation	$(0.00)	$(0.00)
Total	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic	33,503,604	33,503,604
Diluted	320,503,604	33,503,604

See accompanying notes to the consolidated financial statements.

SUIC Worldwide Holdings Ltd.

Statements of Stockholders' Equity (Deficiency)

	Common Stock		Additional	Accumulated	Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Income (Loss)	Total
Balance, December 31, 2020	33,503,604	33,504	1,647,731	(1,749,425)	—	(68,190)
Shares issued	—	—	—	—	—	—
Net income (loss)	—	—	—	12,024	—	12,024
Balance, December 31, 2021	33,503,604	33,504	1,647,731	(1,737,402)	—	(56,167)
Shares issued	—	—	—	—	—	—
Net income (loss)	—	—	—	(2,419)	—	(2,419)
Balance, December 31, 2022	33,503,604	33,504	1,647,731	(1,739,820)	—	(58,585)

See accompanying notes to the consolidated financial statements.

SUIC Worldwide Holdings Ltd.

Statements of Cash Flows

	Years Ended December 31,
	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES
Net profit	$(2,419)	$12,024
Net profit (loss) from discontinued operation	—	—
Net profit from continuing operation	(2,419)	12,024
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Change in operating assets and liabilities
Increase in accounts receivable	(23,500)	(189,025)
Increase in loans receivable	35,574	(81,900)
Other receivables - SUIC Beneway USA Inc.	(2,000)	—
Other interest receivable - Sinoway International	(4,500)	(2,575)
Depreciation	50	50
Increase (decrease) in credit card payable	(464)	2,228
Increase (decrease) in accrued expenses and other current liabilities	(16,519)	91,056
Net cash used in continuing operation	(13,778)	(168,142)
Net cash provided by discontinued operation	—	—
Net cash used in operating activities	(13,778)	(168,142)

CASH FLOW FROM INVESTING ACTIVITIES
Increase in Short term investment-Held for Trading	—	—
Capital expenditure	—	—
Net cash used in continuing operation	—	—
Net cash used in discontinued operation	—	—
Net cash used in investing activities	—	—

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from non-related party loan	—	172,734
Proceeds from issuance of common stock	—	—
Net cash provided by continuing operation	—	172,734
Net cash used in discontinued operation	—	—
Net cash provided by(used in) financing activities	—	172,734

Effect of exchange rate changes on cash

INCREASE(DECREASE) IN CASH	(13,778)	4,592
Cash - beginning of year	29,850	25,258
Cash - end of year	$16,072	$29,850

Supplement disclosure information
Cash paid for interest	21,002	18,447
Cash paid for interest-discontinued operation	—	—
Cash paid for income taxes	—	—
Cash paid for income taxes-discontinued operation	—	—

Non-cash financing activities
Debt discount incurred from beneficial conversion feature	—	—

The accompanying notes are an integral part of these consolidated financial statements.

SUIC Worldwide Holdings Ltd.

Notes to the Financial Statements

NOTE 1 – Organization and Basis of presentation

SUIC Worldwide Holdings Ltd (SUIC) is a Nevada corporation incorporated on August 30, 2006, under the name Gateway Certifications, Inc. On November 16, 2009, our corporate name was changed to American Jianye Greentech Holdings, Ltd. on February 13, 2014, our corporate name was changed to AJ Greentech Holdings, Ltd. and on July 17, 2017, our corporate name was changed to Sino United Worldwide Consolidated Ltd. On November 9, 2022, our corporate name was changed to SUIC Worldwide Holdings Ltd.

From November 2009 until October, 2013, through our China and Taiwan subsidiaries, we were engaged renewable energy business. From October 2013 until September, 2017, through our Taiwan subsidiary, we were engaged in the driving record management system (DMS). Both Subsidiaries was spun off through stock transfer and debt cancellation for the best interest of shareholder.

From 2018 to present, the Company focused in products and services that adopt IoT, cloud computing, mobile payments, Big Data, Blockchain and AI, and other new and exciting business models that will create revolutionary products and services. On August 7, 2021, the Company has acquired 49% of the registered shares of Midas Touch Technology Co. Ltd., a digital asset management platform and company registered in the U.K. From 2020 to present, the Company through promissory notes and other investments in Beneway Holdings Group (its corporate name was changed from Sinoway International Corp.), became the major shareholder of Beneway Holdings Group. The company works with Beneway Holdings Group in several new business ventures with focus on the following fields:

1.       Fintech platform: Through its global digital asset management platform and fintech products, Beneway Holdings Group connects borrower and lenders, comprising of digital wallets, electronic cards, P2P lenders, suppliers, manufacturers. Building strategic partnerships by bridging the various stakeholders in providing a holistic financial delivery ecosystem. Three major financial products are Beneway Flash Pay™, Beneway CQ Pay™ and Beneway Unified Procurement™ that help merchants to focus on business and marketing development. The company has signed letters of intent with several entities who are interested to participate in this business. Please refer to subsequent events.

2.       Food Supply Chain Integration: Food Industry Supply Chain Integration: Beneway Holdings Group is working to promote the processes of integration for bringing reputable and distinguished overseas food product brands to the United States and globally. Food products are supplied from various origins, including ISO and HACCP-certified central kitchen food processing & production facilities, and distributed through online and offline smart store equipment systems, one-stop operation sales services, and facilitated by investments through capital management and mergers & acquisitions for vertical integration of the supply chain. The company has signed and shared letters of intents with I.Hart Company Limited, and the established supply chain integration in Taiwan will support Beneway’s food industry integration for product distribution through the US as well as globally. Please refer to subsequent events.

3.       Global Franchise Expansion: With the five established franchise brands under I.Hart Company Limited and other well-known franchise brands in Asia, Beneway is planning to aggressively achieve its global franchise goal by fine-tuning the right mix of media-based marketing strategies, including search engine optimization, paid advertising, leveraging public relations on digital platforms, and maximizing conversion-based metrics through demographic targeting, geofencing, pay-per-click advertising, social medial publishing and management, hyper-local franchise marketing and much more. To maximize the growth and performance of the franchise goals, Beneway has identified several nationally-renowned franchise marketing and consulting companies to launch its franchise campaign nationally.

4.       Supply Chain Integration of other industries: Beneway Holdings Group has identified several other industries for future expansion: medical and healthcare, high-tech digital AI systems, environmental protections, and energy related production. This will be accomplished through Beneway Holdings Group chief marketing plan, known as “The Starry-

Project”, to build extensive networks focused on streamlining the distribution of products and increase the sales and market shares of the products in all 50 states of America. This will all be facilitated through Beneway’s fintech solutions that allow for fast financing capabilities for business development, and capital investment dedicated to select mergers and acquisitions in the vertical integration of our supply chain model.

Certain amounts in last year’s financial statements have been reclassified to conform to current year presentation.

NOTE 2 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital deficit of $223,016, an accumulated deficit of $1,739,820 and stockholders’ deficit was $58,585 as of December 31, 2022. The Company generated cash or income from its continuing operation.

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

For the years ended December 31, 2022 and 2021, the Company recorded bad debt expenses of $105,000 and $0, respectively.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with ASC 606. Revenue is recognized when the promised goods or services are transferred to the customer. The amount of revenue recognized should equal the total consideration an entity expects to receive in return for the goods or services.

Our revenues are primarily generated by providing professional services and software products, consulting and other professional services to our clients and are billable to our clients based on the services provided, or achieved outcomes. Revenues are primarily driven by the total value, scope, and terms of the consulting contracts. We also engage independent contractors to supplement our revenue-generating professionals on client engagements as needed.

We adopt a fixed fee billing arrangement and agree to a pre-established fee in exchange for a predetermined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements.

Our quarterly results are impacted principally by the total value, scope, and terms of our client contracts. Our utilization rate can be affected by seasonal variations in the demand for our services from our clients.

Our operating expenses include professional fees, technology costs, software and data hosting expenses, rent and other office related expenses.

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

Net Profit per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive warrants and options and convertible securities. Due to impact of assumption of total conversion of the convertible securities , the number of basic and diluted shares of common stock is 33,503,604 and 320,503,604 respectively.

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

NOTE 4 – Accounts Receivable

Accounts receivable at December 31, 2022 and 2021 consisted of the following:

	December 31, 2022	December 31, 2021
Accounts receivable	$362,525	$339,025
Allowance for doubtful accounts	—	—
	$362,525	$339,025

In year 2022, the Company write-off Accounts receivable from iDrink in amount of $55,000 due to the amount becomes uncollectiable.

NOTE 5- Convertible Promissory Note and Short Term Loans

The Company has signed the following convertible promissory note agreements with creditor, Shoou Chyn Kan total $287,000.00 as of December 31, 2022. The note have parity in conversion in to common share for $0.001 per share with interest rate 5% per annum . The composition of the outstanding balance state as following tables:

October 1, 2017	USD$65,000 loan granted convertible to 65 million shares of common stock of the Company.
December 1, 2018	USD$20,000 loan granted convertible to 20 million shares of common stock of the Company.
January 29, 2019	USD$15,000 loan granted convertible to 15 million shares of common stock of the Company.
June 1, 2019	USD$50,000 loan granted convertible to 50 million shares of common stock of the Company.
July 1, 2019	USD$20,000 loan granted convertible to 20 million shares of common stock of the Company.
December 1, 2019	USD$20,000 loan granted convertible to 20 million shares of common stock of the Company.
January 22, 2020	USD$35,000 loan granted convertible to 35 million shares of common stock of the Company.
June 1, 2020	USD$12,000 loan granted convertible to 12 million shares of common stock of the Company.
August 25, 2020	USD$25,000 loan granted convertible to 25 million shares of common stock of the Company.
December 28, 2020	USD$25,000 loan granted convertible to 25 million shares of common stock of the Company.

The Company has signed the following unsecured short term loan  agreements with creditor, Shoou Chyn Kan total $172,734.00 as of December 31, 2022. The Company plan to clear this Short Term Loans in year 2023, so it is classified as short-term liability.

Balance 12/31/2020	$2,734.00
March 29, 2021	$10,000.00
August 23, 2021	$80,000.00
December 16, 2021	$60,000.00
December 21, 2021	$20,000.00

NOTE 6 – Related Party Transactions and Balances

As of December 31st, 2022, the outstanding balance of the convertible promissory note (principal) from the creditor-Shouo-Chynn Kan is $287,000.00. During 2022, the accrued interest from those convertible promissory notes is $19,221.51.

As of December 31st, 2022, the outstanding balance of the short-term loan (principal) from the creditor-Shouo-Chynn Kan is $172,734.00. During 2022, the accrued interest from these short -term loan is $1,700.00.

NOTE 7 – List of Related Party

Shouo-Chynn Kan-significant creditor of the Company

For the shareholders list, see PART III. ITEM12.

NOTE 8 – INCOME TAXES

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has experienced operating losses for U.S. federal income tax purposes since inception. When it is more likely than not that the deferred tax asset cannot be realized through future income the Company must set up allowance for this future tax benefit. As of December 31, 2022, the Company had approximately $1.66 million net operating loss carryforward available in the U.S. from continuing operation to reduce future taxable income. The Company set up 100% valuation allowance for deferred tax assets resulting from net operating loss carryforward.

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

NOTE 9 –Subsequent Events

On February 7, 2023 to June 7, 2023, the company has signed a joint venture agreement and two letters of intent with I-Hart Company to work on business development for its five franchise brand products – one letter of intent is to deploy its cloud-based supply chain financing fintech platform and another is to plan the merger and share exchange between the Company and I-Hart Company.

From February 9, 2023 to February 10, 2023, the company has signed 4 letter of intent with I-Hart Company, Yuanzhi Branding Corp. Ltd., Taiwan Green Glow International Ltd, Awinn Creative Technologies Ltd. to deploy its cloud-based supply chain financing fintech platform to offer integrated cash flow solutions.

The Company has evaluated subsequent events through the filing of this Form 10-K with the SEC, and determined that there have been no other events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

NOTE 10 – Commitment and Contigency

NONE

