Form 10-Q
period 2023-03-31
SUIC Worldwide Holdings Ltd.
filed 2023-07-03
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-53737

SUIC WORLDWIDE HOLDINGS LTD.

(Exact name of registrant as specified in its charter)

Nevada	47-2148252
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

136-20 38th Ave. Unit 3G Flushing, NY	11354
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (929) 391-2550

Securities registered pursuant to Section 12(b) of the Act:
Name of each exchange on which
Title of each class	Trading Symbol(s)	registered
Common Stock, par value $0.001 per share	SUIC	OTC

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of May 24, 2023, 33,503,604 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

SUIC WORLDWIDE HOLDINGS LTD.

FORM 10-Q

March 31, 2023

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Control and Procedures	16

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Mine Safety Disclosures.	17
Item 5.	Other Information.	17
Item 6.	Exhibits	17
SIGNATURES		18

SUIC WORLDWIDE HOLDINGS LTD.

Index to the consolidated financial statements

Table of Contents	Page(s)
Balance Sheets at March 31, 2023 (Unaudited) and December 31, 2021	F-2
Unaudited Statements of Comprehensive Income for the Three Months Ended March 31, 2023 and 2022	F-3
Unaudited Statement of Stockholders’ Equity for the Three Months Ended March 31, 2023	F-4
Unaudited Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022	F-5
Notes to the Consolidated Financial Statements (Unaudited)	F-6 - F-10

3

SUIC WORLDWIDE HOLDINGS LTD.

Balance Sheet

March 31, 2023

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash	$14,791	$16,072
Accounts receivable, net	412,525	362,525
Short Term Investment - Held-For-Trading	30,000	30,000
Total Current Assets	457,316	408,597
NON-CURRENT ASSETS
Fixed asset- office equipment	138	150
Other receivables – SUIC Beneway USA Inc.	2,000	2,000
Other receivables - Income From HFT	9,000	9,000
Other interest receivables - Sinoway International	8,312	7,202
Other receivables	146,078	146,078
Total Assets	$622,843	$573,027

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Credit Card payable	$3,940	$1,764
Convertible promissory notes- other	287,000	287,000
Short term debt	172,734	172,734
Accrued expenses and other liabilities	175,379	170,115
Total Current Liabilities	639,053	631,613

Stockholders’ Deficiency
Common stock, $0.001 par value, 394,500,000 shares authorized; 33,503,604 shares issued and outstanding	33,504	33,504
Additional paid-in capital	1,647,731	1,647,731
Accumulated deficit	(1,697,444)	(1,739,820)
Total Stockholders' Deficiency	(16,210)	(58,585)
Total Liabilities and Stockholders' Deficiency	$622,843	$573,027

See accompanying notes to the financial statements.

SUIC WORLDWIDE HOLDINGS LTD.

Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$60,000	$86,000
Cost of revenue	13,470	82,143
Gross profit	46,530	3,857
Other Income	1,110	2,123
Income (Loss) from operations	47,640	5,980

Other expense:
Interest expense - related party	—	—
Interest expense – other	(5,264)	(4,845)
Total other expense:	(5,264)	(4,845)
Income (Loss) from continuing operations before income tax provision	42,376	1,135
Income tax provision	—	—
Income (Loss) from continuing operations	42,376	1,135
Net Income (Loss)	$42,376	$1,135

Earnings (loss) per share
Basic - continuing operation	$(0.00)	$(0.00)
- discontinuing operation	$(0.00)	$(0.00)
Total	$(0.00)	$(0.00)
Diluted - continuing operation	$(0.00)	$(0.00)
- discontinuing operation	$(0.00)	$(0.00)
Total	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic	33,503,604	33,503,604
Diluted	320,503,604	320,503,604

See accompanying notes to the financial statements.

SUIC WORLDWIDE HOLDINGS LTD.

Statements of Stockholders' Equity (Deficiency)

	Common Stock		Additional	Accumulated	Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Income (Loss)	Total
Balance, December 31, 2021	33,503,604	33,504	1,647,731	(1,737,402)	—	(56,167)
Net income (loss)	—	—	—	(2,419)	—	(2,419)
Balance, December 31, 2022	33,503,604	33,504	1,647,731	(1,739,820)	—	(58,585)
Net income (loss)	—	—	—	42,376	—	42,376
Balance, March 31, 2023	33,503,604	33,504	1,647,731	(1,697,444)	—	(16,210)

See accompanying notes to the financial statements.

SUIC WORLDWIDE HOLDINGS LTD.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$42,376	$1,135
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Change in operating assets and liabilities
Decrease (increase) in accounts receivable	(50,000)	16,500
Decrease in credit card payable	2,176	(1,837)
Increase in other receivables	—	(4,070)
Increase in other interest receivables-Sinoway Internatinal	(1,110)	(1,110)
Increase in accrued expenses and other current liabilities	5,264	221
Depreciation	12	12
Net cash used in continuing operation	(1,281)	10,853
Net cash provided by discontinued operation	—	—
Net cash used in operating activities	(1,281)	10,853

CASH FLOW FROM INVESTING ACTIVITIES
Increase in equity investments-SUIC Beneway USA Inc.	—	(2,000)
Increase in investing, office equipment	—	—
Net cash used in investing activities	—	(2,000)

CASH FLOW FROM FINANCING ACTIVITIES
Increase in non-related party loan	—	—
Loan payable - related party	—	—
Proceeds from issuance of common stock	—	—
Net cash provided by continuing operation	—	—
Net cash used in discontinued operation	—	—
Net cash provided by(used in) financing activities	—	—

Effect of exchange rate changes on cash
INCREASE(DECREASE) IN CASH	(1,281)	8,853
Cash - beginning of year	16,072	29,850
Cash - end	14,791	$38,703

Supplement disclosure information
Cash paid for interest	—	81
Cash paid for interest-discontinued operation	—	—
Cash paid for income taxes	—	—
Cash paid for income taxes-discontinued operation	—	—

The accompanying notes are an integral part of these financial statements.

SUIC WORLDWIDE HOLDINGS LTD.

Notes to the Financial Statements

March 31, 2023

(Unaudited)

Note 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital deficit of $181,731, an accumulated deficit of $1,697,444 and stockholders’ deficiency was $16,210 as of March 31, 2023. The Company did not generate cash or income from its continuing operation. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Basis of Presentation

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

Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto contained in its report on Form 10-K for the years ended December 31, 2022.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at March 31, 2023, and the results of its operations and cash flows for the three months ended March 31, 2023. The results of operations for the period ended March 31, 2023 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Fair value measurements

The Company applies the provisions of ASC Subtopic 820-10, “Fair Value Measurements”, for fair value measurements of financial assets and financial liabilities and for fair value measurements of non-financial items that are recognized or disclosed at fair value in the financial statements. ASC 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

• Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

• Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

• Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

Our Short Term Investment - Held-For-Trading - iDrink, Taiwan measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of March 31, 2023 and December 31, 2022.

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

Accounting pronouncements issued but not yet adopted

The Company does not believe any recently issued but not yet effective accounting standards, if currently adopted,,would have a material effect on the accompanying financial statements.

NOTE 4 – Loan Receivable

There was no loan receivable made during the period. The outstanding balance of Loan receivable come from following sources: 1. the Company paid registration fee of $2,000 on behalf of SUIC BENEWAY USA INC. 2. Make loan to Sinoway International Corp in amount of $90,000, which have accrued interest receivables in amount of $8,312. 3. Cash payments to Nora Lin for ROI on iDrink Investments in amount of $31,291.

NOTE 5 – Convertible Promissory Note

There was no convertible promissory note made during the period. The outstanding balance remain as $287,000. During the period, the interest accrued is in amount of $5,264.

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

A reconciliation of the provision for income taxes to the Company’s effective income tax rate for is as follows:

	Three Months Ended March 31,
	2023	2022
Pre-tax income(loss)	$42,376	$1,135
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax expense(credit)	$8,899	$238
Change of valuation allowance	(8,899)	(238)
Effective tax expense	$—	$—

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Form 10-Q with the SEC, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the transaction described below.

NOTE 8 – CONTINGENCY AND COMMITMENT

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

Results of Operations

Three and Three Months ended March 31, 2023 and 2022.

Revenue

The Company recognized $60,000 and $86,000 of revenue during the three months ended March 31, 2023 and 2022 respectively. Our revenues were generated from the I.T. management consulting services.

Cost of revenue:

Cost of revenue were $13,469 and $82,062 for the three months ended March 31, 2023 and 2022, respectively. The increase was primarily due to professional expenses. The cost of revenue comes from outsourcing of service.

Interest expense

During the three months ended March 31, 2023 and 2022, the Company had interest expense of $5,264 and $4,926 from convertible promissory note respectively.

Net income

As a result of the foregoing, the Company generated net income of $42,376 and $1,135 for the three months ended March 31, 2023 and 2022, respectively.

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

As of March 31, 2023, we had a working capital deficit of $ 181,737. Our current assets on March 31, 2023 were $457,316 primarily consisting of cash of $14,791, accounts receivable of $412,525 and Short Term Investment - Held-For-Trading $30,000. Our current liabilities were primarily composed of convertible promissory notes of $287,000, accrued expenses and other current liabilities of $175,379, and short term debt of $172,734.

As of March 31, 2022, we had a working capital deficit of $255,753. Our current assets on March 31, 2022 were $391,228 primarily consisting of cash of $38,703, loans receivable of $50,000, accounts receivable of $322,525 and Short Term Investment - Held-For-Trading $30,000. Our current liabilities were primarily composed of convertible promissory notes of $287,000, accrued expenses and other current liabilities of $186,855, and short term debt of $172,734.

Cash Flow from Operating Activities

Net cash provided (used) in operating activities was $1,282 during the three months ended March 31, 2023 which consisted of our net earnings of $42,376 with a change in accounts receivable of $50,000, increase in interest receivables $1,110, and a change in accrued expenses of $5,264.

Net cash provided (used) in operating activities was $10,853 during the three months ended March 31, 2022 which consisted of our net earnings of $1,135 with a decrease of accounts receivable of $16,500 increase in other receivables $4,070, increase in interest receivables of $1,110 and a change in accrued expenses and other current liabilities of $5,264.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $0 for the three months ended March 31, 2023.

Net cash used in investing activities totaled $2,000 for the three months ended March 31, 2022 which was spent on the fees of SUIC Beneway USA Inc.

Cash Flow from Financing Activities

Net cash provided by financing activities totaled $0 of proceeds from non-related party loans for the three months ended March 31, 2023.

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

Our revenues are primarily generated by providing professional services and software products, consulting and other professional services to our clients and are billable to our clients based on the services provided or achieved outcomes. Revenues are primarily driven by the total value, scope, and terms of the consulting contracts. We also engage independent contractors to supplement our revenue-generating professionals on client engagements as needed.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, which presently comprises our Chief Executive Officer, Ms. Esther Jou and our Chief Financial Officer, Ms. Yanru Zhou. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2023 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company was not a party to any legal proceeding or litigation as of March 31, 2023.

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

SIGNATURES

Date: July 3, 2023

By: /s/ Esther Jou

Esther Jou

Chief Executive Officer

Date: July 3, 2023

By: /s/ Yanru Zhou

Yanru Zhou

Chief Finance Officer

