Form 10-Q
period 2023-06-30
SUIC Worldwide Holdings Ltd.
filed 2023-08-21
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-53737
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of August 17, 2023, 3,350,360 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

SUIC WORLDWIDE HOLDINGS LTD.

FORM 10-Q

June 30, 2023

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Control and Procedures	16

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Mine Safety Disclosures.	17
Item 5.	Other Information.	17
Item 6.	Exhibits	17
SIGNATURES		18

SUIC WORLDWIDE HOLDINGS LTD.

Index to the condensed financial statements

Table of Contents	Page(s)
Condensed Balance Sheets at June 30, 2023 (Unaudited) and December 31, 2022	F-2
Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2023 and 2022	F-3
Unaudited Condensed Statement of Stockholders’ Equity for the Six Months Ended June 30, 2023 and December 31, 2022.	F-4
Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2023 and 2022	F-5
Notes to the Condensed Financial Statements (Unaudited)	F-6 - F-10

3

SUIC WORLDWIDE HOLDINGS LTD.

Interim Condensed Balance Sheet

June 30, 2023

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$12,891	$16,072
Accounts receivable, net	336,525	362,525
Short Term Investment- Held-for-Trading	30,000	30,000
Total Current Assets	379,416	408,597
Fixed asset- office equipment laptop	125	150
Other receivables -Income From HFT	—	9,000
Other interest receivables -Sinoway International	9,434	7,202
Other receivables -SUIC Beneway USA Inc.	2,000	2,000
Other receivable	146,078	146,078
Investment in Midas Touch Technology Co. Ltd
Total Assets	$537,052	$573,028

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Credit card payable	$4,383	$1,764
Convertible promissory notes- other	287,000	287,000
Accrued expenses and other liabilities	84,278	170,115
Short term debt	172,734	172,734
Total Current Liabilities	548,396	631,613

Stockholders’ Deficiency
Common stock, $0.001 par value, 394,500,000 shares authorized; 33,503,604 shares issued and outstanding	33,504	33,504
Additional paid-in capital	1,647,731	1,647,731
Accumulated deficit	(1,692,578)	(1,739,820)
Total Stockholders' Deficiency	(11,343)	(58,585)
Total Liabilities and Stockholders' Deficiency	$537,052	$573,028

The accompanying notes are an integral part of these interim condensed financial statements

SUIC WORLDWIDE HOLDINGS LTD.

Interim Condensed Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$30,000	$45,000	$90,000	$131,000
Operating Expenses	12,693	44,653	26,162	132,215
Income (Loss) from operations	17,307	347	63,838	(1,215)
Other income from HFT	—	—	—	—
Other income	1,458	13,122	2,568	15,245
Other expense:	—	—	—	—
Interest expense - related party	4,899	5,298	10,163	10,538
Interest expense – credit card	—	—		81
Expense for Uncollectible Dividends	9,000		9,000
Total other expense:	13,899	5,298	19,163	10,619
Income (Loss) from continuing operations before income tax provision	4,866	8,171	47,243	3,411
Income tax provision	—	—	—	—
Net Income (Loss) from continuing operations	4,866	8,171	47,243	3,411

Loss from discontinued operations, net of income taxes:
Loss from discontinued operations
Income tax expense
Deferred tax benefit
Net loss from discontinued operations
Net Income (Loss)	4,866	8,171	47,243	3,411
Comprehensive Income (Loss)	4,866	8,171	47,243	3,411

Earnings (loss) per share
Basic - continuing operation	$(0.00)	$(0.00)	$(0.00)	$(0.00)
- discontinuing operation	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Total	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted - continuing operation	$(0.00)	$(0.00)	$(0.00)	$(0.00)
- discontinuing operation	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Total	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding
Basic	33,503,604	33,503,604	33,503,604	33,503,604
Diluted	320,503,604	320,503,604	320,503,604	320,503,604

The accompanying notes are an integral part of these interim condensed financial statements

SUIC WORLDWIDE HOLDINGS LTD.

Interim Condensed Statements of Stockholders' Equity (Deficiency)

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive	Total
Balance, December 31, 2022	33,503,604	33,504	1,647,731	(1,739,820)	—	(58,585)
Net income (loss) from continuing operating	—	—	—	42,376	—	42,376
Balance, March 31, 2023	33,503,604	33,504	1,647,731	(1,697,444)	—	(16,210)
Net income (loss) from continuing operating	—	—	—	4,866	—	4,866
Balance, June 30, 2023	33,503,604	33,504	1,647,731	(1,692,578)	—	(11,343)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive	Total
Balance, December 31, 2021	33,503,604	33,504	1,647,731	(1,737,402)	—	(56,167)
Net income (loss) from continuing operating	—	—	—	(4,760)	—	(4,760)
Balance, March 31, 2022	33,503,604	33,504	1,647,731	(1,742,162)	—	(60,927)
Net income (loss) from continuing operating	—	—	—	8,171	—	8,171
Balance, June 30, 2022	33,503,604	33,504	1,647,731	(1,733,991)	—	(52,756)

The accompanying notes are an integral part of these interim condensed financial statements

SUIC WORLDWIDE HOLDINGS LTD.

Interim Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$47,243	$3,411
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	25	25
Change in operating assets and liabilities
Accounts receivable	26,000	(18,500)
Other receivables -Income From HFT	9,000	—
Other receivables	—	(11,753)
Other interest receivables	(2,232)	—
Credit card payable	2,619	3,271
Other payable	—	—
Increase in accrued expenses and other current liabilities	(85,837)	2,832
Net cash used in continuing operation	(3,181)	(20,714)
Net cash provided by discontinued operation	—	—
Net cash used in operating activities	(3,181)	(20,714)

CASH FLOW FROM INVESTING ACTIVITIES
Increase in Short term investment-Held for Trading	—	—
Capital Expenditure	—	—
Making loans to others	—	—
Net cash used in investing activities	—	—

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from non-related party loan	—	—
Net cash provided by(used in) financing activities	—	—

Effect of exchange rate changes on cash
INCREASE(DECREASE) IN CASH	(3,181)	(20,714)
Cash - beginning of year	$16,072	$29,850
Cash - end of year	$12,891	$9,136

Supplement disclosure information
Cash paid for interest	$10,163	$10,619
Cash paid for interest-discontinued operation	—	—
Cash paid for income taxes	—	—
Cash paid for income taxes-discontinued operation	—	—

The accompanying notes are an integral part of these interim condensed financial statements

SUIC WORLDWIDE HOLDINGS LTD.

Notes to the Financial Statements

June 30, 2023

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

From 2018 to present, the Company focused in products and services that adopt IT, cloud computing, mobile payments, Big Data, Blockchain and AI, and other new and exciting business models that will create revolutionary products and services. On August 7, 2021, the Company has acquired 49% of the registered shares of Midas Touch Technology Co. Ltd., a digital asset management platform and company registered in the U.K. From 2020 to present, the Company through promissory notes becomes major creditor and stakeholder in Beneway Holdings Group (its corporate name was changed from Sinoway International Corp.). As of June 30, 2023, Midas Touch Technology Co. Ltd., doesn’t have any operation and net assets. The company works with Beneway Holdings Group in several new business ventures with focus on the following fields:

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

Note 2 – Going Concern

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital deficit of $168,980, an accumulated deficit of $1,692,578 and stockholders’ deficit was $11,343 as of June 30, 2023. The Company did not generate positive cash flow from its continuing operation. There is substantial doubt about the ability of the entity to continue as a going concern within one year after the date that the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The company is seeking for external resource of financing and develop new business in new field to generate adequate cash flow for purpose of mitigating such unfavorable situation. As discussed in “NOTE 10 – CONTINGENCY AND COMMITMENT,” the Company plans to have joint venture with other company and cooperation with other companies in order to attract new investment and expand new business practice.

NOTE 3 – Summary of Significant Accounting Policies

Basis of presentation

The interim condensed financial statements have been prepared in accordance with the generally accepted accounting principles in the United States (“U.S. GAAP”).

This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s financial statements are expressed in U.S. dollars.

Certain amounts in last year’s financial statements have been reclassified to conform to current year presentation. None of these reclassifications had an impact on reported financial position or cash flows for any of the periods presented.

In the opinion of the Company’s management, the condensed financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation.

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results. Significant accounting estimates reflected in the Company’s condensed financial statements included the valuation of accounts receivable, the estimated useful lives of long-term assets, the valuation of short-term investment and the valuation of deferred tax assets.

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

We adopt a fixed fee billing arrangement and agree to a pre-established fee in exchange for a predetermined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. Our quarterly results are impacted principally by the total value, scope, and terms of our client contracts. Our utilization rate can be affected by seasonal variations in the demand for our services from our clients. Our income as of 06/30/2023 is from the US.

Our operating expenses include professional fees, technology costs, software and data hosting expenses, and other office related expenses.

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

As ASC 321 stipulated, if the investor has less than 20% ownership, it is presumed that there is nominal influence or no significant influence over the operating and financing activities of the investee. The Company holds 10% stock of iDrink, Taiwan, which is a private company without readily determinable fair value. Thus, the Company carried the investment at cost For each reporting period the Company keep tracking on the qualitative factors in assessing whether the investment is impaired. As of June 30, 2023, no impairment takes place.

For investment in Midas Touch Technology Co. Ltd., we have 49% ownership and have significant influence on it, so we adopt equity method to recognize the investment. Due to this company didn’t have any net assets and operation yet as of June 30, 2023, we account for it as $0.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted by the U.S. government which included a wide range of tax reform affecting businesses including the corporate tax rates, international tax provisions, tax credits and deduction with majority of the tax provision effective after December 31, 2017.

The Coronavirus Aid, Relief and Economy Security (CARES) Act (“the CARES Act, H.R. 748”) was signed into law on 27 March 2020. The CARES Act temporarily eliminates the 80% taxable income limitation (as enacted under the Tax Cuts and Jobs Act of 2017) for NOL deductions for 2018-2020 tax years and reinstated NOL carrybacks for the 2018-2020 tax years. Moreover, the CARES Act also temporarily increases the business interest deduction limitations from 30% to 50% of adjusted taxable income for the 2019 and 2020 taxable year. Lastly, the Tax Act technical correction classifies qualified improvement property as 15-year recovery period, allowing the bonus depreciation deduction to be claimed for such property retroactively as if it was included in the Tax Act at the time of enactment.

The Company accounts for an unrecognized tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the tax authorities.

Earnings per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion. For the six months ended June 30, 2023 and 2022, the difference between numbers of basic and diluted shares of common stock is due to effect of convertible promissory note hypothetical conversion.

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

NOTE 4 – Loan Receivable

There was no loan receivable made during the period. The outstanding balance of loan receivable was $146,078 as of June 30, 2023.

NOTE 5 – Convertible Promissory Note

There was no convertible promissory note made during the period. The outstanding balance of convertible promissory note was $287,000 as of June 30, 2023.

NOTE 6 – Income Taxes

As of June 30, 2023, the unused net operating loss carryover was $979,922. Due to the Company experienced net loss for a long period, so it treats deferred tax asset generated by net operating loss in a conservative manner. The Company deem the chance of the deferred tax asset being fully realized less than 50%. Thus, the Company recognized Valuation Allowance for Deferred Asset as full amount of deferred tax asset. The ending balance of Deferred Tax Asset and its Valuation Allowance are stated as following:

	June 30,	December 31,
	2023	2022
Deferred Tax Asset	205,784	215,705

Valuation Allowance	(205,784)	(215,705)

Deferred Tax Asset (Net)	$—	$—

A reconciliation of the provision for income taxes to the Company’s effective income tax rate for is as follows:

	Six Months Ended June 30,
	2023	2022
Pre-tax income(loss)	$47,243	$3,411
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax expense(credit)	9,921	717
Change of valuation allowance	(9,921)	(717)
Effective tax expense	$—	$—

NOTE 7- Concentration of Risks

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investment, account receivables, as well as dividend receivable. The carrying values of the financial instruments approximate their fair values due to their short-term maturities. The Company places its cash and cash equivalents with financial institutions with high-credit ratings and quality. As of June 30, 2023, there were no amounts in excess of the FDIC guarantee.

Account receivables primarily comprise of amounts receivable from the trader customers. With respect to the prepayment to service suppliers, the Company performs on-going credit evaluations of the financial condition of these suppliers. The Company establishes an allowance for doubtful accounts based upon estimates, factors surrounding the credit risk of specific service providers and other information.

Concentration of Customers

Due to the Company change its business model and focus on the high gross profit service in 2023, as of June 30, 2023 the Company only have transaction with East West Development LLC, with revenue amount of $90,000.

As of June 30, 2023, the Accounts Receivable balance is $336,525. For which, two client takes more than 10% of this balance - East West Development LLC with balance of $241,500, (71,76%) and QQ Pay Pty Ltd with balance of $95,000.00 (28.23%).

Concentration of Vendors

As of June 30, 2023, there were no vendors that individually accounted for greater than 10% of the Company’s total payable and operating expense.

NOTE 8 –Related Party Transactions

From January to June 2023, the Company incurred $10,163 in loan interest expense due to SC Kan, who can significantly influence the management or operating policies of the Company. The principal loan balance due to S.C. Kan, as of June 30, 2023, was $459,734, consisting of short-term debt $172,734 and convertible promissory note $287,000. As of June 30, 2023, balance of interest from the loans was $81,278. Also, the Company has a compensation due to CFO in the total amount of $3,000.

NOTE 9 –SUBSEQUENT EVENTS

On July 3, 2023, the Board of Directors authorized the submission of a Certificate of Change/Amendment to the Nevada Secretary of State in which the Company sought to affect a reverse split of its common stock at the rate of 1 for 10 for the purpose of increasing the per share price for the Company’s stock in an effort to attract future investors who might otherwise shy away from a good company because of its low stock price.

The reverse split of SUIC Worldwide Holdings Ltd. (the “Company”) common stock at a ratio of 1 for 10, has been declared effective by FINRA with a Daily List Announcement Date of July 24, 2023, and a Market Effective Date of July 25, 2023. A “D” will be placed on the Company’s ticker symbol for 20 business days after the Market Effective Date. After 20 business days, the symbol will revert back to the original symbol (SUIC). Upon the reverse split became effective, the company revised its outstanding shares and recalculated EPS.

On August 15, 2023, the Company change CEO from Esther Jou to Hanwei Wang and plan to grant stock award of 2,000 shares for one year services. Deferred compensation (contra-equity) will be recognized based on the stock price on grant date.

The Company has evaluated the existence of significant events subsequent to the balance sheet date through the date the financial statements were issued and has determined that there were no other subsequent events or transactions which would require recognition or disclosure in the financial statements.

NOTE 10 – CONTINGENCY AND COMMITMENT

On February 7, 2023 to June 7, 2023, the company has signed joint venture agreements with I.Hart. As stated in the significant terms of agreements, joint venture will set up a new company, and both company will make cash contribution as paid-in capital for new company, according to their ownership (will be specified in supplementary contract later). The purpose of the joint venture is for the US market expansion. In addition, two letters of intent with I.Hart Company was signed with the Company. The First letter of intent is to deploy its cloud-based supply chain financing fintech platform to facilitate and generate additional cash flow from operation for both companies. The Second letter of intent is to plan the merger and share exchange between the Company and I.Hart Company, as an external capital resource for the Company..

From February 9, 2023 to February 10, 2023, the company has signed four letters of intent in total with I.Hart Company, Yuanzhi Branding Corp. Ltd., Taiwan Green Glow International Ltd, and Awinn Creative Technologies Ltd. to deploy its cloud-based supply chain financing fintech platform and to offer integrated cash flow solutions. The significant term in all four letters stated that the Company was appointed as key assistant to assist these companies in entering the lending and financing market. Also, they will build an internationally competitive group through the Company’s investment, merger and acquisitions or stock exchange.

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

From 2018 to present, the Company focused in products and services that adopt IT, cloud computing, mobile payments, Big Data, Blockchain and AI, and other new and exciting business models that will create revolutionary products and services. On August 7, 2021, the Company has acquired 49% of the registered shares of Midas Touch Technology Co. Ltd., a digital asset management platform and company registered in the U.K. From 2020 to present, the Company through promissory notes becomes major creditor and stakeholder in Beneway Holdings Group (its corporate name was changed from Sinoway International Corp.). As of June 30, 2023, Midas Touch Technology Co. Ltd. doesn’t have any operation and net assets. The company works with Beneway Holdings Group in several new business ventures with focus on the following fields:

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

Results of Operations

Three and Six Months ended June 30, 2023 and 2022.

Revenue

The Company recognized $30,000 and $45,000 of revenue during the three months ended June 30, 2023 and June 30, 2022, and $90,000 and $131,000 of revenue during the six months ended June 30, 2023 and June 30, 2022 respectively. Our revenues were generated from the I.T. management consulting services.

Expenses:

Operating expenses were $12,693 and $44,653 for the three months ended June 30, 2023 and 2022 and $26,162 and $132,215 for the six months ended June 30, 2023 and 2022, respectively. The decrease was primarily due to the decrease in the cost of services.

The Company write-off uncollectible dividends in full amount of $9,000 because iDrink Technology Co., Ltd. operating condition becomes inferior, the management deem iDrink unable to payout the dividends it declared before.

Interest expense

During the three months ended June 30, 2023 and 2022, the Company had interest expense of $4,899 and $5,298 and during the six months ended June 30, 2023 and 2022, the company had interest expenses of $10,163 and $10,619, from convertible promissory note respectively.

Net income

As a result of the foregoing, the Company generated net income (loss) of $4,866 and $8,171 for the three months ended June 30, 2023 and 2022, and $47,243 and $3,411 for the six months ended June 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

Liquidity

We have funded our operations to date primarily through operations, and related party loans and capital contributions. Due to our cumulative deficit in earnings and negative cash flow from operating activities, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s management recognizes that the Company must generate more profitable sales and obtain additional financial resources to continue to develop its operations. The management and the board of the Company decide to put such plan to agenda.

As of June 30, 2023, we had a working capital deficit of $168,980. Our current assets on June 30, 2023 were $379,416. They are consisting of cash of $12,891, accounts receivable of $336,525, Short Term Investment- Held-for-Trading in iDrink Technology Co. Ltd. $30,000,

Our current liabilities were primarily composed of credit card payable of $4,383, convertible promissory notes of $287,000, accrued expenses and accrued expenses and other liabilities of $84,278, and short term debt $172,734.

Capital Resources

Our capital resources come from cash flow from operating activities for the six months ended June 30, 2023. However, net cash used in operating activities was $3,181 during the six months ended June 30, 2023. We didn’t have Net cash used or generated from investing activities and financing activity for the six months ended June 30, 2023.

As discussed in NOTE 10 – CONTINGENCY AND COMMITMENT, we want to have joint venture with other company and cooperation with other companies as a strategy to expand our scale of operations and obtain other resource of capital:

On February 7, 2023 to June 7, 2023, the company has signed joint venture agreements with I.Hart. As stated in the significant terms of agreements, joint venture will set up a new company, and both company will make cash contribution as paid-in capital for new company, according to their ownership (will be specified in supplementary contract later). The purpose of the joint venture is for the US market expansion. In addition, two letters of intent with I.Hart Company was signed with the Company. The First letter of intent is to deploy its cloud-based supply chain financing fintech platform to facilitate and generate additional cash flow from operation for both companies. The Second letter of intent is to plan the merger and share exchange between the Company and I.Hart Company, as an external capital resource for the Company..

From February 9, 2023 to February 10, 2023, the company has signed four letters of intent in total with I.Hart Company, Yuanzhi Branding Corp. Ltd., Taiwan Green Glow International Ltd, and Awinn Creative Technologies Ltd. to deploy its cloud-based supply chain financing fintech platform and to offer integrated cash flow solutions. The significant term in all four letters stated that the Company was appointed as key assistant to assist these companies in entering the lending and financing market. Also, they will build an internationally competitive group through the Company’s investment, merger and acquisitions or stock exchange.

We plan to achieve these commitments in Q3.

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

Inflation

We do not believe our business and operations have been materially affected by inflation

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principle generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Also, certain amounts in last year’s financial statements have been reclassified to conform to the current year presentation.

A summary of significant accounting policies is included in Note 3 to the condensed financial statements included in this Annual Report. Of these policies, we believe that the following items are the most critical in preparing our financial statements.

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

The functional currency of each foreign subsidiary is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures, would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered. If a subsidiary’s functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements is included in accumulated other comprehensive income. However, if the functional currency is deemed to be the U.S. Dollar, then any gain or loss associated with the re-measurement of these financial statements from the local currency to the functional currency would be included in the condensed statements of comprehensive income (loss). If the Company disposes of foreign subsidiaries, then any cumulative translation gains or losses would be recorded into the condensed statements of comprehensive income (loss). If the Company determines that there has been a change in the functional currency of a subsidiary to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within the statement of comprehensive income (loss). Based on an assessment of the factors discussed above, the management of the Company determined the relevant subsidiaries’ local currencies to be their respective functional currencies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, which presently comprises our Chief Executive Officer, Ms. Esther Jou and our Chief Financial Officer Ms. Yanru Zhou. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2023 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

We change our director from Yanru Zhou to Esther Jou on March 31, 2023, who posses adequate knowledge of U.S GAAP and Sarbanes-Oxley Act 404. She is responsible for helping design and improve the ICFR and accounting job of our Company by adopting procedures and processes to meet control objectives, addressing risks, reducing occurrences of unnecessary cost or effort and strengthen governance.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company was not a party to any legal proceeding or litigation as of the date of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101	The following materials from SUIC Worldwide Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2023 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Interim Condensed Balance Sheet; (ii) the Interim Condensed Statement of Comprehensive Income; (iii) the Interim Condensed Statements of Cash Flows, and (iv) Notes to the Interim Condensed Financial Statements. This Exhibit 101 is deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SUIC WORLDWIDE HOLDINGS LTD.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURES

Date: August 17, 2023.

By: /s/ Esther Jou

Esther Jou

Chief Executive Officer

Date: August 17, 2023.

By: /s/ Yanru Zhou

Yanru Zhou

Chief Finance Officer

