Form 10-K/A
period 2022-12-31
SUIC Worldwide Holdings Ltd.
filed 2023-08-29
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

On June 30, 2023, there were 33,503,604 shares of the registrant’s common stock issued and outstanding.

EXPLANATORY NOTE

SUIC Worldwide Holdings Ltd. (the “Company’) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 30, 2023 (the “Original Filing”) to clarify and to amend the disclosure of investment in Midas Touch Technology Co. Ltd. , clasiffication of Bad debt expense, location of revenue generated, change in presentation format of taxation as well as subsequent event about change in internal control which affect Part I Item 1, Part II Item 7, and Part IV Item 15.

As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certificates of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A as Exhibits 31.1, 31.2 and 32.

Except as described in this Explanatory Note, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing and we have not updated the disclosures contained therein to reflect any events which may have taken place at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing.

The following sections of this Form 10-K/A contain information that has been amended where necessary to reflect the above-referenced changes to the Original Filing.

Part I Item 1. Business

Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Part II Item 8. Financial Statements and Supplementary Data.

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

From 2018 to present, the Company focused in products and services that adopt IT, cloud computing, mobile payments, Big Data, Blockchain and AI, and other new and exciting business models that will create revolutionary products and services. On August 7, 2021, the Company has acquired 49% of the registered shares of Midas Touch Technology Co. Ltd., a digital asset management platform and company registered in the U.K. From 2020 to present, the Company through promissory notes becomes major creditor and stakeholder in Beneway Holdings Group (its corporate name was changed from Sinoway International Corp.). As of December 31, 2022, Midas Touch Technology Co. Ltd., doesn’t have any operation and net assets. The company works with Beneway Holdings Group in several new business ventures with focus on the following fields:

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

Overview

From 2018 to present, the Company focused in products and services that adopt IT, cloud computing, mobile payments, Big Data, Blockchain and AI, and other new and exciting business models that will create revolutionary products and services. On August 7, 2021, the Company has acquired 49% of the registered shares of Midas Touch Technology Co. Ltd., a digital asset management platform and company registered in the U.K. From 2020 to present, the Company through promissory notes becomes major creditor and stakeholder in Beneway Holdings Group (its corporate name was changed from Sinoway International Corp.). As of December 31, 2022, Midas Touch Technology Co. Ltd., doesn’t have any operation and net assets. The company works with Beneway Holdings Group in several new business ventures with focus on the following fields:

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

2.       Food Supply Chain Integration: Food Industry Supply Chain Integration: Beneway Holdings Group is working to promote the processes of integration for bringing reputable and distinguished overseas food product brands to the United States and globally. Food products are supplied from various origins, including ISO and HACCP-certified central kitchen food processing & production facilities, and distributed through online and offline smart store equipment systems, one-stop operation sales services, and facilitated by investments through capital management and mergers & acquisitions for vertical integration of the supply chain. The company has signed and shared letters of intents with I.H Art Company Limited, and the established supply chain integration in Taiwan will support Beneway’s food industry integration for product distribution through the US as well as globally. Please refer to subsequent events.

3.       Global Franchise Expansion: With the five established franchise brands under I.H Art Company Limited and other well-known franchise brands in Asia, Beneway is planning to aggressively achieve its global franchise goal by fine-tuning the right mix of media-based marketing strategies, including search engine optimization, paid advertising, leveraging public relations on digital platforms, and maximizing conversion-based metrics through demographic targeting, geofencing, pay-per-click advertising, social medial publishing and management, hyper-local franchise marketing and much more. To maximize the growth and performance of the franchise goals, Beneway has identified several nationally-renowned franchise marketing and consulting companies to launch its franchise campaign nationally.

4.       Supply Chain Integration of other industries: Beneway Holdings Group has identified several other industries for future expansion: medical and healthcare, high-tech digital AI systems, environmental protections, and energy related production. This will be accomplished through Beneway Holdings Group chief marketing plan, known as “The Starry-Project”, to build extensive networks focused on streamlining the distribution of products and increase the sales and market shares of the products in all 50 states of America. This will all be facilitated through Beneway’s fintech solutions that allow for fast financing capabilities for business development, and capital investment dedicated to select mergers and acquisitions in the vertical integration of our supply chain model.

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

Net cash used in operating activities was $168,142 during the year ended December 31, 2021, which consisted of our net profits from continuing operation of $12,024, offset by an aggregation effect of change of accounts receivables $189,025 and loans receivables $81,900, a change in accrued expenses of $91,056 and a change of credit card payable of $2,228.

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

Net cash used in financing activities was $172,734 during the year ended December 31, 2021, which primarily consisted of proceeds from related party loan of $172,734.

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

Changes in Control

We change our director from Yanru Zhou to Esther Jou on March 31, 2023, who posseses adequate knowledge of U.S GAAP and Sarbanes-Oxley Act 404, as well as understanding of the Company. She is responsible for helping design and improve the ICFR and accounting job of our Company by adopting procedures and processes to meet control objectives, addressing risks, reducing occurrences of unnecessary cost or effort and strengthen governance. In addition, she reviews the ICFR and remedy its drawback for this 10K.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES.

Exhibit No.	Description
3.1(1)	Articles of Incorporation
3.2(1)	By-Laws
4.1(1)	Form of Share Certificate
10.1(1)	Private Placement Memorandum
10.2(1)	Subscription Agreement
10.3(1)	Registration Rights Agreement
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101	The following materials from our Annual Report on Form 10-K for the year ended December 31, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. *

(1) Filed as exhibits to the registrant’s Form SB-2 filed with the Commission on June 29, 2007.

SUIC Worldwide Holdings Ltd.

December 31, 2021 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SUIC Worldwide Holdings Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SUIC Worldwide Holdings Ltd (the “Company”) as of December 31, 2022, and the related statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the financial year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the financial year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

August 23, 2023

New York, NY

To the Board of Directors and Stockholders of SUIC Worldwide Holdings Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SUIC Worldwide Holdings Ltd (the “Company”) as of December 31, 2021, and the related statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the financial year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the financial year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

March 31, 2022

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
Investment in Midas Touch Technology Co. Ltd
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

SUIC Worldwide Holdings Ltd.

Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2022	2021
Revenue	$221,000	$379,000
Cost of revenues	82,143	96,000
Gross Profit	138,857	283,000
Operating Expenses
General and administrative	64,364	266,416
Bad debts expense	105,000	—
Total operating expenses	169,364	266,416
Income (Loss) from operations	(30,507)	16,584
Other income	19,091	13,887
Other income from Cancellation of Liability	30,000	—

Other expense:
Interest expense - other	(81)	—
Interest expense - related party	(20,922)	(18,447)
Total other expense:	21,002	18,447
Income (Loss) from continuing operations before income tax provision	(2,419)	12,024
Income tax provision	—	—
Income (Loss) from continuing operations	(2,419)	12,024
Net Income (Loss)	$(2,419)	$12,024

Earnings (loss) per share
Basic - continuing operation	$(0.00)	$(0.00)
- discontinuing operation	$(0.00)	$(0.00)
Total	$(0.00)	$(0.00)
Diluted - continuing operation	$(0.00)	$(0.00)
- discontinuing operation	$(0.00)	$(0.00)
Total	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic	33,503,604	33,503,604
Diluted	320,503,604	320,503,604

See accompanying notes to the financial statements.

SUIC Worldwide Holdings Ltd.

Statements of Stockholders' Equity (Deficiency)

	Common Stock		Additional	Accumulated	Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Income (Loss)	Total
Balance, December 31, 2020	33,503,604	33,504	1,647,731	(1,749,425)	—	(68,190)
Shares issued	—	—	—	—	—	—
Net income (loss)	—	—	—	12,024	—	12,024
Balance, December 31, 2021	33,503,604	33,504	1,647,731	(1,737,402)	—	(56,167)
Shares issued	—	—	—	—	—	—
Net income (loss)	—	—	—	(2,419)	—	(2,419)
Balance, December 31, 2022	33,503,604	33,504	1,647,731	(1,739,820)	—	(58,585)

See accompanying notes to the financial statements.

SUIC Worldwide Holdings Ltd.

Statements of Cash Flows

	Years Ended December 31,
	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES
Net profit	$(2,419)	$12,024
Net profit (loss) from discontinued operation	—	—
Net profit from continuing operation	(2,419)	12,024
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Change in operating assets and liabilities
Increase in accounts receivable	(23,500)	(189,025)
Increase in loans receivable	35,574	(81,900)
Other receivables - SUIC Beneway USA Inc.	(2,000)	—
Other interest receivable - Sinoway International	(4,500)	(2,575)
Depreciation	50	50
Increase (decrease) in credit card payable	(464)	2,228
Increase (decrease) in accrued expenses and other current liabilities	(16,519)	91,056
Net cash used in continuing operation	(13,778)	(168,142)
Net cash provided by discontinued operation	—	—
Net cash used in operating activities	(13,778)	(168,142)

CASH FLOW FROM INVESTING ACTIVITIES
Increase in Short term investment-Held for Trading	—	—
Capital expenditure	—	—
Net cash used in continuing operation	—	—
Net cash used in discontinued operation	—	—
Net cash used in investing activities	—	—

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from related party loan	—	172,734
Proceeds from issuance of common stock	—	—
Net cash provided by continuing operation	—	172,734
Net cash used in discontinued operation	—	—
Net cash provided by(used in) financing activities	—	172,734

Effect of exchange rate changes on cash

INCREASE(DECREASE) IN CASH	(13,778)	4,592
Cash - beginning of year	29,850	25,258
Cash - end of year	$16,072	$29,850

Supplement disclosure information
Cash paid for interest	21,002	18,447
Cash paid for interest-discontinued operation	—	—
Cash paid for income taxes	—	—
Cash paid for income taxes-discontinued operation	—	—

Non-cash financing activities
Debt discount incurred from beneficial conversion feature	—	—

The accompanying notes are an integral part of the financial statements.

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

From 2018 to present, the Company focused in products and services that adopt IT, cloud computing, mobile payments, Big Data, Blockchain and AI, and other new and exciting business models that will create revolutionary products and services. On August 7, 2021, the Company has acquired 49% of the registered shares of Midas Touch Technology Co. Ltd., a digital asset management platform and company registered in the U.K. From 2020 to present, the Company through promissory notes becomes major creditor and stakeholder in Beneway Holdings Group (its corporate name was changed from Sinoway International Corp.). As of December 31, 2022, Midas Touch Technology Co. Ltd., doesn’t have any operation and net assets. The company works with Beneway Holdings Group in several new business ventures with focus on the following fields:

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

2.       Food Supply Chain Integration: Food Industry Supply Chain Integration: Beneway Holdings Group is working to promote the processes of integration for bringing reputable and distinguished overseas food product brands to the United States and globally. Food products are supplied from various origins, including ISO and HACCP-certified central kitchen food processing & production facilities, and distributed through online and offline smart store equipment systems, one-stop operation sales services, and facilitated by investments through capital management and mergers & acquisitions for vertical integration of the supply chain. The company has signed and shared letters of intents with I.H Art Company Limited, and the established supply chain integration in Taiwan will support Beneway’s food industry integration for product distribution through the US as well as globally. Please refer to subsequent events.

3.       Global Franchise Expansion: With the five established franchise brands under I.H Art Company Limited and other well-known franchise brands in Asia, Beneway is planning to aggressively achieve its global franchise goal by fine-tuning the right mix of media-based marketing strategies, including search engine optimization, paid advertising, leveraging public relations on digital platforms, and maximizing conversion-based metrics through demographic targeting, geofencing, pay-per-click advertising, social medial publishing and management, hyper-local franchise marketing and much more. To maximize the growth and performance of the franchise goals, Beneway has identified several nationally-renowned franchise marketing and consulting companies to launch its franchise campaign nationally.

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

NOTE 2 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital deficit of $223,016, an accumulated deficit of $1,739,820 and stockholders’ deficit was $58,585 as of December 31, 2022. The Company didn’t generate cash or income from its continuing operation. There is substantial doubt about the ability of the entity to continue as a going concern within one year after the date that the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The company is seeking for external resource of financing and develop new business in new field to generate adequate cash flow for purpose of mitigating such unfavorable situation. As discussed in “NOTE 9 –Subsequent Events,” the Company plans to have joint venture with other company and cooperation with other companies in order to attract new investment and expand new business practice.

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

Our quarterly results are impacted principally by the total value, scope, and terms of our client contracts. Our utilization rate can be affected by seasonal variations in the demand for our services from our clients. As of December 31, 2022, we generated revenue from the US.

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

As ASC 321 stipulated, if the investor has less than 20% ownership, it is presumed that there is nominal influence or no significant influence over the operating and financing activities of the investee. The Company holds 10% stock of iDrink, Taiwan, which is a private company without readily determinable fair value. Thus, the Company carried the investment at cost for each reporting period the Company keep tracking on the qualitative factors in assessing whether the investment is impaired. As of December 31, 2022, no impairment takes place.

For investment in Midas Touch Technology Co. Ltd., we have 49% ownership and have significant influence on it, so we adopt equity method to recognize the investment. Due to this company didn’t have any net assets and operation yet as of December 31, 2022, we account for it as $0.

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

Net Profit per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive warrants and options and convertible securities. Due to impact of assumption of total conversion of the convertible securities, the number of basic and diluted shares of common stock is 33,503,604 and 320,503,604 respectively.

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

In year 2022, the Company write-off Accounts receivable from iDrink in amount of $55,000 due to the amount becomes uncollectible.

NOTE 5- Convertible Promissory Note and Short Term Loans

The Company has signed the following convertible promissory note agreements with creditor, Shoou Chyn Kan total $287,000.00 as of December 31, 2022. The note have parity in conversion in to common share for $0.001 per share with interest rate 5% per annum. The composition of the outstanding balance state as following tables:

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

The Company has signed the following unsecured short term loan  agreements with creditor, Shouo-Chynn Kan total $172,734.00 as of December 31, 2022. The Company plan to clear this Short Term Loans in year 2023, so it is classified as short-term liability.

Balance 12/31/2020	$2,734.00
March 29, 2021	$10,000.00
August 23, 2021	$80,000.00
December 16, 2021	$60,000.00
December 21, 2021	$20,000.00

NOTE 6 – Related Party Transactions and Balances

As of December 31st, 2022, the outstanding balance of the convertible promissory note (principal) from the creditor-Shouo-Chynn Kan is $287,000.00 with unpaid total balance of $69,415 in accrued interest. During 2022, the accrued interest from those convertible promissory notes is $19,222.

As of December 31st, 2022, the outstanding balance of the short-term loan (principal) from the creditor-Shouo-Chynn Kan is $172,734. During 2022, the accrued interest from these short -term loan is $1,700 with the same unpaid balance.

NOTE 7 – List of Related Party

Shouo-Chynn Kan-significant creditor of the Company

Midas Touch Technology Co. Ltd.,-significant investment of the company (see NOTE 3. Investments in Non-Consolidated Entities).

For the shareholders list, see PART III. ITEM12.

NOTE 8 – Income Taxes

As of December 31, 2022, the unused net operating loss carryover was $979,922. Due to the Company experienced net loss for a long period, so it treats deferred tax asset generated by net operating loss in a conservative manner. The Company deem the chance of the deferred tax asset being fully realized less than 50%. Thus, the Company recognized Valuation Allowance for Deferred Asset as full amount of deferred tax asset. The ending balance of Deferred Tax Asset and its Valuation Allowance are stated as following:

	December 31,	December 31,
	2022	2021
Deferred Tax Asset	215,705	215,196

Valuation Allowance	(215,705)	(215,196)

Deferred Tax Asset (Net)	$—	—

A reconciliation of the provision for income taxes to the Company’s effective income tax rate for is as follows:

	For the year end December 31,
	2022	2021
Pre-tax income(loss)	$(2,419)	$12,024
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax expense(benefit)	(509)	2,525
Change of valuation allowance	509	2,525
Effective tax expense	$—	$—

NOTE 9 –Subsequent Events

On February 7, 2023 to June 7, 2023, the company has signed a joint venture agreement and two letters of intent with I.Hart Company to work on business development for its five franchise brand products – one letter of intent is to deploy its cloud-based supply chain financing fintech platform and another is to plan the merger and share exchange between the Company and I.Hart Company.

From February 9, 2023 to February 10, 2023, the company has signed 4 letter of intent with I.Hart Company, Yuanzhi Branding Corp. Ltd., Taiwan Green Glow International Ltd, Awinn Creative Technologies Ltd. to deploy its cloud-based supply chain financing fintech platform to offer integrated cash flow solutions.

We change our director from Yanru Zhou to Esther Jou on March 31, 2023, who posseses adequate knowledge of U.S GAAP and Sarbanes-Oxley Act 404, as well as understanding of the Company. She is responsible for helping design and improve the ICFR and accounting job of our Company by adopting procedures and processes to meet control objectives, addressing risks, reducing occurrences of unnecessary cost or effort and strengthen governance. In addition, she reviews the ICFR and remedy its drawback for this 10K.

The Company has evaluated subsequent events through the filing of this Form 10-K with the SEC, and determined that there have been no other events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

NOTE 10 – Commitment and Contingency

NONE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sino United Worldwide Consolidated Ltd.

Date: August 28, 2023	By:	/s/ Esther Jou
Esther Jou Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Esther Jou	Chief Executive Officer, Director	August 28, 2023
Esther Jou	(Principal Executive Officer)

/s/ Yanru Zhou	Chief Financial Officer	August 28, 2023
Yanru Zhou	(Principal Financial Officer)

33