Form 10-Q/A
period 2023-03-31
SUIC Worldwide Holdings Ltd.
filed 2023-08-29
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of July 3, 2023, 33,503,604 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

 EXPLANATORY NOTE

SUIC WORLDWIDE HOLDINGS LTD.(the “Company”) is filing this Amendment No. 1 to its Quarterly Report on this Form 10-Q/A for the three months ended March 31, 2023, as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 3, 2023 (the “Original Form 10-Q”), to amend and restate the Company’s March 31, 2023 Quarterly Report on Form 10-Q, as further described below.

This amended and restated report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement as described below. Accordingly, this Amendment No. 1 on Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the date on which we filed the Original Form 10-Q.

The Company is filing this First Amendment on Form 10-Q/A to reflect a restatement of the Company’s financial statements as of March 31, 2023 to add “condensed” to the title of each financial statement, indicate March 31, 2023 balance unaudited on the balance sheet, change in presentation of income tax, reclassified part of Company’s Cost of Revenue into General and Administrative operating expenses, change the explanatory paragraph of going concern, correct the explanation of change in cost of revenue, add location of income generation, clarify the disclosure of investment in Midas Touch Technology Co. Ltd. , point out changes in internal control during the period, and include the significant terms of our commitment on investment.

The following items have been amended as a result of the restatement:

Part I, Item 1, “Financial Statements”

Part I. Item2. “Management’s Discussion”; and

Part I. Item4. Control and Procedures

In accordance with applicable SEC rules, this First Amendment on Form 10-Q/A includes an updated signature page and certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2 and 32.1 as required by Rule 12b-15.

Refer to Note 3, Restatement of Previously Issued Financial Statements of this Form 10-Q/A for additional information and for the summary of the accounting impacts of these adjustments to the Company’s financial statements as of March 2, 2022.

SUIC WORLDWIDE HOLDINGS LTD.

FORM 10-Q

March 31, 2023

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Control and Procedures	18

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures.	19
Item 5.	Other Information.	19
Item 6.	Exhibits	19
SIGNATURES		20

SUIC WORLDWIDE HOLDINGS LTD.

Index to the consolidated financial statements

Table of Contents	Page(s)
Balance Sheets at March 31, 2023 (Unaudited) and December 31, 2021	F-1
Unaudited Statements of Comprehensive Income for the Three Months Ended March 31, 2023 and 2022	F-2
Unaudited Statement of Stockholders’ Equity for the Three Months Ended March 31, 2023	F-3
Unaudited Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022	F-4
Notes to the Consolidated Financial Statements (Unaudited)	F-5 - F-10

4

SUIC WORLDWIDE HOLDINGS LTD.

Condensed Balance Sheet

March 31, 2023

	March 31, 2023 (Unaudited)	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash	$14,791	$16,072
Accounts receivable, net	412,525	362,525
Short Term Investment - Held-For-Trading	30,000	30,000
Total Current Assets	457,316	408,597
NON-CURRENT ASSETS
Fixed asset- office equipment	138	150
Other receivables – SUIC Beneway USA Inc.	2,000	2,000
Other receivables - Income From HFT	9,000	9,000
Other interest receivables - Sinoway International	8,312	7,202
Other receivables	146,078	146,078
Total Assets	$622,843	$573,027

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Credit Card payable	$3,940	$1,764
Convertible promissory notes- other	287,000	287,000
Short term debt	172,734	172,734
Accrued expenses and other liabilities	175,379	170,115
Total Current Liabilities	639,053	631,613

Stockholders’ Deficiency
Common stock, $0.001 par value, 394,500,000 shares authorized; 33,503,604 shares issued and outstanding	33,504	33,504
Additional paid-in capital	1,647,731	1,647,731
Accumulated deficit	(1,697,444)	(1,739,820)
Total Stockholders' Deficiency	(16,210)	(58,585)
Total Liabilities and Stockholders' Deficiency	$622,843	$573,027

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUIC WORLDWIDE HOLDINGS LTD.

Condensed Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$60,000	$86,000
Cost of revenue	9,397	78,777
Gross profit	50,602	7,223
General and administrative expenses	4,072	3,366
Other Income	1,110	2,123
Income (Loss) from operations	47,640	5,980

Other expense:
Interest expense - related party	(5,264)	(4,845)
Total other expense:	(5,264)	(4,845)
Income (Loss) from continuing operations before income tax provision	42,376	1,135
Income tax provision	—	—
Income (Loss) from continuing operations	42,376	1,135
Net Income (Loss)	$42,376	$1,135

Earnings (loss) per share
Basic - continuing operation	$(0.00)	$(0.00)
- discontinuing operation	$(0.00)	$(0.00)
Total	$(0.00)	$(0.00)
Diluted - continuing operation	$(0.00)	$(0.00)
- discontinuing operation	$(0.00)	$(0.00)
Total	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic	33,503,604	33,503,604
Diluted	320,503,604	320,503,604

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUIC WORLDWIDE HOLDINGS LTD.

Condensed Statements of Stockholders' Equity (Deficiency)

	Common Stock		Additional	Accumulated	Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Income (Loss)	Total
Balance, December 31, 2021	33,503,604	33,504	1,647,731	(1,737,402)	—	(56,167)
Net income (loss)	—	—	—	(2,419)	—	(2,419)
Balance, December 31, 2022	33,503,604	33,504	1,647,731	(1,739,820)	—	(58,585)
Net income (loss)	—	—	—	42,376	—	42,376
Balance, March 31, 2023	33,503,604	33,504	1,647,731	(1,697,444)	—	(16,210)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUIC WORLDWIDE HOLDINGS LTD.

Condensed Statements of Cash Flows

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

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

From 2018 to present, the Company focused in products and services that adopt IT, cloud computing, mobile payments, Big Data, Blockchain and AI, and other new and exciting business models that will create revolutionary products and services. On August 7, 2021, the Company has acquired 49% of the registered shares of Midas Touch Technology Co. Ltd., a digital asset management platform and company registered in the U.K. From 2020 to present, the Company through promissory notes becomes major creditor and stakeholder in Beneway Holdings Group (its corporate name was changed from Sinoway International Corp.). As of March 31, 2023, Midas Touch Technology Co. Ltd., doesn’t have any operation and net assets. The company works with Beneway Holdings Group in several new business ventures with focus on the following fields:

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

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital deficit of $181,737, an accumulated deficit of $1,697,444 and stockholders’ deficiency was $16,210 as of March 31, 2023. The Company didn’t generate cash or income from its continuing operation. There is substantial doubt about the ability of the entity to continue as a going concern within one year after the date that the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our quarterly results are impacted principally by the total value, scope, and terms of our client contracts. Our utilization rate can be affected by seasonal variations in the demand for our services from our clients. Our income as of 03/31/2023 is from the US.

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

As ASC 321 stipulated, if the investor has less than 20% ownership, it is presumed that there is nominal influence or no significant influence over the operating and financing activities of the investee. The Company holds 10% stock of iDrink, Taiwan, which is a private company without readily determinable fair value. Thus, the Company carried the investment at cost for each reporting period the Company keep tracking on the qualitative factors in assessing whether the investment is impaired. As of March 31, 2023, no impairment takes place.

For investment in Midas Touch Technology Co. Ltd., we have 49% ownership and have significant influence on it, so we adopt equity method to recognize the investment. Due to this company didn’t have any net assets and operation yet as of March 31, 2023, we account for it as $0.

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

Earnings per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion. For the three months ended March 31, 2023 and 2022, the difference between numbers of basic and diluted shares of common stock is due to effect of convertible promissory note.

Accounting pronouncements issued but not yet adopted

The Company does not believe any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

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

	March 31	December 31,
	2023	2022
Deferred Tax Asset	$206,806	$215,705

Valuation Allowance	(206,806)	(215,705)

Deferred Tax Asset (Net)	$—	$—

A reconciliation of the provision for income taxes to the Company’s effective income tax rate for is as follows:

	Three Months Ended March 31,
	2023	2022
Pre-tax income(loss)	$42,376	$1,135
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax expense(credit)	$8,899	$238
Change of valuation allowance	(8,899)	(238)
Effective tax expense	$—	$—

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Form 10-Q with the SEC, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the transaction described below.

NOTE 8 – CONTINGENCY AND COMMITMENT

On February 7, 2023 to June 7, 2023, the company has signed joint venture agreements with I.Hart. As stated in the significant terms of agreements, joint venture will set up a new company, and both company will make cash contribution as paid-in capital for new company, according to their ownership (will be specified in supplementary contract later). The purpose of the joint venture is for the US market expansion. In addition, two letters of intent with I.Hart Company was signed with the Company. The First letter of intent is to deploy its cloud-based supply chain financing fintech platform to facilitate and generate additional cash flow from operation for both companies. The Second letter of intent is to plan the merger and share exchange between the Company and I.Hart Company, as an external capital resource for the Company.

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

Overview

From 2018 to present, the Company focused in products and services that adopt IT, cloud computing, mobile payments, Big Data, Blockchain and AI, and other new and exciting business models that will create revolutionary products and services. On August 7, 2021, the Company has acquired 49% of the registered shares of Midas Touch Technology Co. Ltd., a digital asset management platform and company registered in the U.K. From 2020 to present, the Company through promissory notes becomes major creditor and stakeholder in Beneway Holdings Group (its corporate name was changed from Sinoway International Corp.). As of March 31, 2023, Midas Touch Technology Co. Ltd., doesn’t have any operation and net assets.

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

Cost of revenue:

Cost of revenue were $9,397 and $78,777 for the three months ended March 31, 2023 and 2022, respectively. The cost of revenue comes from outsourcing of services. The significant decrease in Cost of Revenue is corresponding with the decrease in revenues. This is because the Company slashed out certain unprofitable projects in 2023. For the period ended 3/31/2022, the professional fees paid was $78,777 as the Company engaged professional service providers in relation to ongoing special projects and activities, which resulted in incremental cost. However, the gross profit margin of these projects is not favorable. Thus, the Company abandoned these project to achieve a more favorable gross profit margin.

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

As of March 31, 2023, we had a working capital deficit of $181,737. Our current assets on March 31, 2023 were $457,316 primarily consisting of cash of $14,791, accounts receivable of $412,525 and Short Term Investment - Held-For-Trading $30,000. Our current liabilities were primarily composed of convertible promissory notes of $287,000, accrued expenses and other current liabilities of $175,379, and short term debt of $172,734.

As of March 31, 2022, we had a working capital deficit of $255,753. Our current assets on March 31, 2022 were $391,228 primarily consisting of cash of $38,703, accounts receivable of $322,525 and Short Term Investment - Held-For-Trading $30,000. Our current liabilities were primarily composed of convertible promissory notes of $287,000, accrued expenses and other current liabilities of $186,855, and short term debt of $172,734.

Cash Flow from Operating Activities

Net cash provided (used) in operating activities was $1,282 during the three months ended March 31, 2023 which consisted of our net earnings of $42,376 with a change in accounts receivable of $50,000, increase in interest receivables $1,110, and a change in accrued expenses of $5,264.

Net cash provided (used) in operating activities was $10,853 during the three months ended March 31, 2022 which consisted of our net earnings of $1,135 with a decrease of accounts receivable of $16,500 increase in other receivables $4,070, increase in interest receivables of $1,110, decrease in credit card payables of $1,837, and a change in accrued expenses and other current liabilities of $221.

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

Our quarterly results are impacted principally by the total value, scope, and terms of our client contracts. Our utilization rate can be affected by seasonal variations in the demand for our services from our clients. As of March 31, 2023, we generated revenue from the US. Our operating expenses include professional fees, technology costs, software and data hosting expenses, and other office related expenses.

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

Changes in Internal Controls over Financial Reporting

We change our director from Yanru Zhou to Esther Jou on March 31, 2023, who possesses adequate knowledge of U.S GAAP and Sarbanes-Oxley Act 404, as well as understanding of the Company. She is responsible for helping design and improve the ICFR and accounting job of our Company by adopting procedures and processes to meet control objectives, addressing risks, reducing occurrences of unnecessary cost or effort and strengthen governance. In addition, she reviews the ICFR and remedy its drawback for this 10Q.

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

SIGNATURES

Date: August 24, 2023

By: /s/ Esther Jou

Esther Jou

Chief Executive Officer

Date: August 24, 2023

By: /s/ Yanru Zhou

Yanru Zhou

Chief Finance Officer

