Form 10-K/A
period 2022-12-31
SUIC Worldwide Holdings Ltd.
filed 2023-10-04
CIK 1394108

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

EXPLANATORY NOTE

SUIC Worldwide Holdings Ltd. (the “Company’) is filing this Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 30, 2023 (the “Original Filing”) to change the auditor report to June 30, 2023, since there is no other auditor procedure after that. Also, we change our CEO signature from Esther Jou to Hanwei Wang.

As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certificates of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 2 on Form 10-K/A as Exhibits 31.1, 31.2, 32.1, and 32.2.

Except as described in this Explanatory Note, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing and we have not updated the disclosures contained therein to reflect any events which may have taken place at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment No. 2 on Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES.

Exhibit No.	Description
3.1(1)	Articles of Incorporation
3.2(1)	By-Laws
4.1(1)	Form of Share Certificate
10.1(1)	Private Placement Memorandum
10.2(1)	Subscription Agreement
10.3(1)	Registration Rights Agreement
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101	The following materials from our Annual Report on Form 10-K for the year ended December 31, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. *

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

Sino United Worldwide Consolidated Ltd.

Date: October 4, 2023	By:	/s/ Han Wei Wang
Han Wei Wang Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Han Wei Wang	Chief Executive Officer, Director	October 4, 2023
Han Wei Wang	(Principal Executive Officer)

/s/ Yanru Zhou	Chief Financial Officer	October 4, 2023
Yanru Zhou	(Principal Financial Officer)

33