Form 10-Q
period 2023-09-30
SUIC Worldwide Holdings Ltd.
filed 2023-11-20
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-53737
SUIC WORLDWIDE HOLDINGS LTD.
(Exact name of registrant as specified in its charter)

Nevada	47-2148252
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.

136-20 38th Ave. Unit 3G Flushing, NY	11354
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (929) 391-2550

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SUIC	OTC

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

As of September 30, 2023, 3,350,360 shares of the Company’s common stock, $0.01 par value, were issued and outstanding.

SUIC WORLDWIDE HOLDINGS LTD.

FORM 10-Q

September 30, 2023

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Control and Procedures	16

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Mine Safety Disclosures.	17
Item 5.	Other Information.	17
Item 6.	Exhibits	17
SIGNATURES		18

SUIC WORLDWIDE HOLDINGS LTD.

Index to the condensed financial statements

Table of Contents	Page(s)
Condensed Balance Sheets at September 30, 2023 (Unaudited) and December 31, 2022	F-2
Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2023 and 2022	F-3
Unaudited Condensed Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2023 and December 31, 2022.	F-4
Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022	F-5
Notes to the Condensed Financial Statements (Unaudited)	F-6 - F-10

3

SUIC Worldwide Holdings Ltd.

Interim Condensed Balance Sheet

September 30, 2023

	September 30, 2023 (UNAUDITED)	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash	$10,131	$16,072
Accounts receivable, net	261,799	362,525
Short Term Investment- Held-for-Trading	30,000	30,000
Total Current Assets	301,930	408,597
Fixed asset- office equipment laptop	113	150
Other receivables -Income From HFT	—	9,000
Other interest receivables -Sinoway International	10,568	7,202
Other receivables -SUIC Beneway USA Inc.	2,000	2,000
Other receivable	146,078	146,078
Investment in Midas Touch Technology Co. Ltd
Total Assets	$460,689	$573,028

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Credit card payable	$6,499	$1,764
Convertible promissory notes- other	—	287,000
Accrued expenses and other liabilities	—	170,115
Short term debt	172,734	172,734
Total Current Liabilities	179,233	631,613
Convertible promissory notes- long-term liabilities	287,000	—
Total liabilities	466,233	631,613
Stockholders’ Deficiency
Common stock, $0.001 par value, 394,500,000 shares authorized; 3,350,360 shares issued and outstanding	33,504	33,504
Additional paid-in capital	1,647,731	1,647,731
Accumulated deficit	(1,686,779)	(1,739,820)
Total Stockholders' Deficiency	(5,544)	(58,585)
Total Liabilities and Stockholders' Deficiency	$460,689	$573,028

The accompanying notes are an integral part of these interim condensed financial statements

SUIC Worldwide Holdings Ltd.

Interim Condensed Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$30,000	$45,000	$120,000	$176,000
Operating Expenses	23,382	11,701	49,544	142,234
Income (Loss) from operations	6,618	33,299	70,456	33,766

Other income	4,134	2,821	6,702	18,065

Other expense:
Expense for Uncollectible Dividends	—	—	(9,000)	—
Interest expense - related party	(4,953)	(4,953)	(15,116)	(14,697)
Interest expense - credit card	—	—	—	(81)

Total other expense:	(4,953)	(4,953)	(24,702)	(14,778)

Income (Loss) from continuing operations before income tax provision	5,799	31,167	53,042	37,054
Income tax provision	—	—	—	—
Income (Loss) from continuing operations	5,799	31,167	53,042	37,054

Loss from discontinued operations, net of income taxes:
Loss from discontinued operations	—	—	—	—
Income tax expense	—	—	—	—
Deferred tax benefit	—	—	—	—
Net loss from discontinued operations	—	—	—	—

Net Income (Loss)	$5,799	$31,167	$53,042	$37,054
Comprehensive Income (Loss)	$5,799	$31,167	$53,042	$37,054

Earnings (loss) per share
Basic - continuing operation	$(0.00)	(0.00)	(0.00)	(0.00)
- discontinuing operation	$(0.00)	(0.00)	(0.00)	(0.00)
Total	$(0.00)	(0.00)	(0.00)	(0.00)
Diluted - continuing operation	$(0.00)	(0.00)	(0.00)	(0.00)
- discontinuing operation	$(0.00)	(0.00)	(0.00)	(0.00)
Total	$(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding
Basic	20,939,753	33,503,604	20,939,753	33,503,604
Diluted	307,939,753	320,503,604	307,939,753	320,503,604

The accompanying notes are an integral part of these interim condensed financial statements

SUIC WORLDWIDE HOLDINGS LTD.

Interim Condensed Statements of Stockholders' Equity (Deficiency)

(Unaudited)

	Common Stock		Additional		Accumulated
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Other Comprehensive	Total
Balance, December 31, 2022	33,503,604	33,504	1,647,731	(1,739,820)	—	(58,585)
Net income (loss) from continuing operating	—	—	—	42,376	—	42,376
Balance, March 31, 2023	33,503,604	33,504	1,647,731	(1,697,444)	—	(16,210)
Net income (loss) from continuing operating	—	—	—	4,866	—	4,866
Balance, June 30, 2023	33,503,604	33,504	1,647,731	(1,692,578)	—	(11,343)
Net income (loss) from continuing operating	—	—	—	5,799	—	5,799
Balance, September 30, 2023	33,350,360	33,504	1,647,731	(1,686,779)	—	(5,544)

	Common Stock		Additional		Accumulated
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Other Comprehensive	Total
Balance, December 31, 2021	33,503,604	33,504	1,647,731	(1,737,402)	—	(56,167)
Net income (loss) from continuing operating	—	—	—	(4,760)	—	(4,760)
Balance, March 31, 2022	33,503,604	33,504	1,647,731	(1,742,162)	—	(60,927)
Net income (loss) from continuing operating	—	—	—	10,647	—	10,647
Balance, June 30, 2022	33,503,604	33,504	1,647,731	(1,731,516)	—	(50,280)
Net income (loss) from continuing operating	—	—	—	31,167	—	31,167
Balance, September 30, 2022	33,503,604	33,504	1,647,731	(1,700,349)	—	(19,114)

The accompanying notes are an integral part of these interim condensed financial statements

SUIC Worldwide Holdings Ltd.

Interim Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$53,042	$37,054
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	38	38
Change in operating assets and liabilities
Accounts receivable	100,726	(43,500)
Other receivables- others	9,000	(12,974)
Other receivables -Income From HFT	—	—
Other interest receivables -Sinoway International	(3,366)	(3,366)
Credit card payable	4,735	556
Accrued expenses and other current liabilities	(170,115)	6,991
Other payable	—	—
Net cash used in operating activities	(5,940)	(15,201)

CASH FLOW FROM INVESTING ACTIVITIES
Making loans to others	—	—
Short term investment-Held for Trading	—	—
Capital expenditure	—	—
Net cash used in investing activities	—	—

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from non-related party loan	—	—
Net cash provided by(used in) financing activities	—	—

Effect of exchange rate changes on cash

INCREASE(DECREASE) IN CASH	(5,940)	(15,201
Cash - beginning of year	16,072	29,850
Cash - end of period	$10,131	$14,649

Supplement disclosure information
Cash paid for interest	—	14,778
Cash paid for interest-discontinued operation	—	—
Cash paid for income taxes	—	—
Cash paid for income taxes-discontinued operation	—	—

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

From 2018 to present, the Company focused in products and services that adopt IT, cloud computing, mobile payments, Big Data, Blockchain and AI, and other new and exciting business models that will create revolutionary products and services. On August 7, 2021, the Company has acquired 49% of the registered shares of Midas Touch Technology Co. Ltd., a digital asset management platform and company registered in the U.K. From 2020 to present, the Company through promissory notes becomes major creditor and stakeholder in Beneway Holdings Group (its corporate name was changed from Sinoway International Corp.). As of September 30, 2023, Midas Touch Technology Co. Ltd., doesn’t have any operation and net assets. The company works with Beneway Holdings Group in several new business ventures with focus on the following fields:

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

NOTE 2 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital of $122,698, compare with Q2 2023 with deficiency of 168,980 because the Company change its intention for the Convertible promissory notes repayment with balance of 287,000 and re-negotiate the term with creditor to extend the maturity date of the notes over one year. an accumulated deficit of $1,686,779 and stockholders’ deficiency was $5,544 as of September 30, 2023. The Company did not generate positive cash flow from its continuing operation. This is substantial doubt about the ability of the entity to continue as a going concern within one year after the date that the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We adopt a fixed fee billing arrangement and agree to a pre-established fee in exchange for a predetermined set of professional services. We set the fees based on our estimates of the costs and timing for completing the engagements. Our quarterly results are impacted principally by the total value, scope, and terms of our client contracts. Our utilization rate can be affected by seasonal variations in the demand for our services from our clients. Our income as of 09/30/2023 is from the US.

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

As ASC 321 stipulated, if the investor has less than 20% ownership, it is presumed that there is nominal influence or no significant influence over the operating and financing activities of the investee. The Company holds 10% stock of iDrink, Taiwan, which is a private company without readily determinable fair value. Thus, the Company carried the investment at cost For each reporting period the Company keep tracking on the qualitative factors in assessing whether the investment is impaired. As of September 30, 2023, no impairment takes place.

For investment in Midas Touch Technology Co. Ltd., we have 49% ownership and have significant influence on it, so we adopt equity method to recognize the investment. Due to this company didn’t have any net assets and operation yet as of September 30, 2023, we account for it as $0.

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

Earnings per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion. For the nine months ended September 30, 2023 and 2022, the difference between numbers of basic and diluted shares of common stock is due to effect of convertible promissory note hypothetical conversion.

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

Thus, as of September 30, 2023, in consideration of months fraction factor, the basic weight average shares outstanding is 20,939,753 and diluted weight average shares outstanding is 307,939,753.

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

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which provides guidance for recognizing credit losses on financial instruments based on an estimate of current expected credit losses model. The standard was effective for the Company beginning January 1, 2023, and the adoption of this guidance did not have a significant impact on the consolidated financial statements and related disclosures.

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

NOTE 4 – Loan Receivable

There was no loan receivable made during the period. The outstanding balance of loan receivable was $146,078 as of September 30, 2023.

NOTE 5 – Convertible Promissory Note

There was no convertible promissory note made during the period. The outstanding balance of convertible promissory note was $287,000 as of September 30, 2023.

The Company change its intention for the Convertible promissory notes repayment with balance of 287,000 and re-negotiate the term with creditor to extend the maturity date of the notes over one year. Thus, the Company adjust the classification of the note to long-term liability.

NOTE 6 – Cancellation and reconstructing of debt

As of September 30, the Company executed two debt cancellation with total of 89,231.07.

The first cancellation is, due to fail to meet the evaluation metric former CEO Yanru Zou voluntary give up his salary balance of $3,000, which result in recognition of other income of $3,000.

The second cancellation involve reconstruction of debt. On Sept 19 2023, the Company signed three party agreement with QQ pay and Jenny Skan to transfer the accounts receivable balance $ 95,000 (as fair value) of QQ pay to Jenny Skan to repaid full amount of interest balance due to Jenny Skan in balance of $86,231.07. For the remaining balance of $8,768.93, the company decide to collect it back by the end of 2023. Thus, this reconstructing of debt doesn’t recognize any gain or loss.

NOTE 7 – Income Taxes

As of September 30, 2023, the unused net operating loss carryover was $977,097. Due to the Company experienced net loss for a long period, so it treats deferred tax asset generated by net operating loss in a conservative manner. The Company deem the chance of the deferred tax asset being fully realized less than 50%. Thus, the Company recognized Valuation Allowance for Deferred Asset as full amount of deferred tax asset. The ending balance of Deferred Tax Asset and its Valuation Allowance are stated as following:

	September 30,	December 31,
	2023	2022
Deferred Tax Asset	204,567	215,705

Valuation Allowance	(204,567)	(215,705)

Deferred Tax Asset (Net)	$—	$—

A reconciliation of the provision for income taxes to the Company’s effective income tax rate for is as follows:

	Nine Months Ended September 30,
	2023	2022
Pre-tax income(loss)	$53,042	$37,054
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax expense(credit)	11,138	7,781
Change of valuation allowance	(11,138)	(7,781)
Effective tax expense	$—	$—

NOTE 8- Concentration of Risks

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investment, account receivables, as well as dividend receivable. The carrying values of the financial instruments approximate their fair values due to their short-term maturities. The Company places its cash and cash equivalents with financial institutions with high-credit ratings and quality. As of September 30, 2023, there were no amounts in excess of the FDIC guarantee.

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

Concentration of Customers

Due to the Company change its business model and focus on the high gross profit service in 2023, as of September 30, 2023 the Company only have transaction with East West Development LLC, with revenue amount of $120,000.

As of September 30, 2023, the Accounts Receivable balance is $261,799. For which, two client together compose this balance - East West Development LLC with balance of $253,030 , (96.65%) and QQ Pay Pty Ltd with balance of $8,769 (3.35%).

Concentration of Vendors

As of September 30, 2023, there were no vendors that individually accounted for greater than 10% of the Company’s total payable and operating expense.

NOTE 9 –Related Party Transactions

From January to September 2023, the Company incurred $15,116 in loan interest expense due to SC Kan, who can significantly influence the management or operating policies of the Company. The principal loan balance due to S.C. Kan, as of September 30, 2023, was $459,734, consisting of short-term debt $172,734 and convertible promissory note $287,000. As of September 30, 2023, the balance of interest from the loans was $86,231 before fully offset with accounts receivable of $95,000 (FMV) from QQ Pay Pty Ltd. transferring to S.C Kan. Also, the former CEO voluntarily cancel $3,000 salary balance with the Company due to fail performance evaluation.

NOTE 10 –SUBSEQUENT EVENTS

Effective Oct 30, 2023, the Board of Directors (the “Board”) of the Company appointed Mr. Kuo Yu Chieh as Chairman of the Board of Directors.

The Company has evaluated the existence of significant events subsequent to the balance sheet date through the date the financial statements were issued and has determined that there were no other subsequent events or transactions which would require recognition or disclosure in the financial statements.

NOTE 11 – CONTINGENCY AND COMMITMENT

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

From 2018 to present, the Company focused in products and services that adopt IT, cloud computing, mobile payments, Big Data, Blockchain and AI, and other new and exciting business models that will create revolutionary products and services. On August 7, 2021, the Company has acquired 49% of the registered shares of Midas Touch Technology Co. Ltd., a digital asset management platform and company registered in the U.K. From 2020 to present, the Company through promissory notes becomes major creditor and stakeholder in Beneway Holdings Group (its corporate name was changed from Sinoway International Corp.). As of September 30, 2023, Midas Touch Technology Co. Ltd. doesn’t have any operation and net assets. The company works with Beneway Holdings Group in several new business ventures with focus on the following fields:

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

Results of Operations

Three and Nine Months ended September 30, 2023 and 2022.

Revenue

The Company recognized $30,000 and $45,000 of revenue during the three months ended September 30, 2023 and 2022, and $120,000 and $176,000 of revenue during nine months ended September 30, 2023 and 2022 respectively. Our revenues were generated from the I.T. management consulting services.

Expenses

Operating expenses were $23,382 and $11,701 for the three months ended September 30, 2023 and 2022, and $49,544 and $142,234 for the nine months ended September 30, 2023 and 2022, respectively. The decrease was primarily due to decrease in the cost of services.

The Company write-off uncollectible dividends in full amount of $9,000 because iDrink Technology Co., Ltd. operating condition becomes inferior, the management deem iDrink unable to payout the dividends it declared before.

Interest expense

During the three months ended September 30, 2023 and 2022, the Company had interest expense of $4,953 and $4,953 and during the nine months ended September 30, 2023 and 2022, the company had interest expenses of $15,116 and $14,778, from convertible promissory note respectively.

Net income

As a result of the foregoing, the Company generated net income (loss) of $5,799 and $31,167 for the three months ended September 30, 2023 and 2022, and $53,042 and $37,054 for the nine months ended September 30, 2023 and 2022 respectively.

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

As of September 30, 2023, we had a working capital of $122,698 . Our current assets on September 30, 2023 were $301,930. They are consisting of cash of $10,131, accounts receivable of $261,799, Short Term Investment- Held-for-Trading in iDrink Technology Co. Ltd. $30,000,

Our current liabilities were primarily composed of credit card payable of $6,499, and short term debt $172,734.

Capital Resources

Our capital resources come from cash flow from operating activities for the nine months ended September 30, 2023. However, net cash used in operating activities was $5,940 during the nine months ended September 30, 2023. We didn’t have Net cash used or generated from investing activities and financing activity for the nine months ended September 30, 2023.

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

We plan to achieve these commitments in Q4.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, which presently comprises of our Mr. Kuo Yu Chieh as Chairman of the Board of Directors effective October 30, 2023, the Chief Executive Officer, Mr. Hank Wang and our Chief Financial Officer Ms. Yanru Zhou. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2023 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company was not a party to any legal proceeding or litigation as of the date of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101	The following materials from SUIC Worldwide Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2023 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Interim Condensed Balance Sheet; (ii) the Interim Condensed Statement of Comprehensive Income; (iii) the Interim Condensed Statements of Cash Flows, and (iv) Notes to the Interim Condensed Financial Statements. This Exhibit 101 is deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SUIC Worldwide Holdings Ltd.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURES

Date: November 10, 2023.

By: /s/ Hank Wang

Hank Wang

Chief Executive Officer

Date: November 10, 2023.

By: /s/ Yanru Zhou

Yanru Zhou

Chief Finance Officer

