Form 10-K
period 2023-12-31
SUIC Worldwide Holdings Ltd.
filed 2024-04-15
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☑

As of December 31, 2023, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the OTC Bulletin Board was approximately $10,923,755 (5,201,788 shares at $2.10 per share).

As of December 31, 2023, 11,356,638 shares of the Company’s common stock, $0.01 par value, were issued and outstanding

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

From November 2009 until October, 2013, through our China and Taiwan subsidiaries, we were engaged in renewable energy business. From October 2013 until September 2017, through our Taiwan subsidiary, we were engaged in the driving record management system (DMS) business. Both Subsidiaries were spun off through stock transfer and debt cancellation for the best interest of shareholders.

From 2018 to present, the Company focused in products and services that adopt IT, cloud computing, mobile payments, Big Data, Blockchain and AI, and other new and exciting business models that will create revolutionary products and services. From 2020 to present, the Company through promissory notes becomes major creditor and stakeholder in Beneway Holdings Group (its corporate name was changed from Sinoway International Corp.). As of December 31, 2023, Midas Touch Technology Co. Ltd. had nominal operations and nominal assets.

The Company works with Beneway Holdings Group (“Beneway”) in several new business ventures with focus on the following fields:

•	Fintech - Through Boom Fintech, the major subsidiary of Beneway USA, the company holds nine revolutionary fintech patents. Boom Fintech integrates payment systems, electronic invoice devices, mobile cash registers, POS system devices and ERP, as well as Big Data, AI and other services, to all-in-one products that provide standardized intellectual property that’s modular to all industries, from chain department stores to night market vendors. Beneway Holdings Group connects borrowers and lenders, building strategic partnerships by bridging the various stakeholders to provide a holistic financial delivery ecosystem and to integrate advanced systems and finance its global merchants and franchisees.

•	Food Industry Supply Chain Integration – SUIC and Beneway will partner with international trade financiers to support the huge demand for raw material import/export between the U.S. and Asia. SUIC and Beneway are looking to raise funds from an IPO and the capital markets to support mergers and acquisitions of U.S. mid- and upper-stream food industry suppliers.

•	Global Chain & Franchise Expansion –Through I.Hart catering group, SUIC and Beneway are working to bring reputable and distinguished overseas food product brands to the U.S. and around the world. It is working on integrating more successful chains to enter the U.S. chain and franchise market in all 50 states. It is replicating its successful multi-branding business model and teaming up with top U.S. real estate firms, shopping malls and associated groups for faster expansion.

•	Other Supply Chain Integration - Beneway has identified several additional industries for future expansion, including medical and health care, high-tech digital AI systems, environmental protection and energy-related production.

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

Competitive Advantages

The Company focuses on small and micro-cap companies with traditionally difficult access to capital. We provide specialized consulting services to help companies operate in the public markets. Our management team is experienced in risk management and exit planning. The Company’s competitive advantages include a global business network of investment and financial professionals who are integrated into our fintech ecosystem. In summary, our services and capital speed up the development and commercialization of our customers’ products.

Material Agreements

The company has signed several franchise brand and distribution contracts. Please refer to subsequent events.

Employees

The company currently has 6 partners and employees in the Taiwan office, 1 director and employee in the Malaysian office and 2 partner and employee in the U.S. office.

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

	Closing Prices (1)
	High	Low
Year Ended December 31, 2023
1st Quarter	$7.500	$2.000
2nd Quarter	$2.900	$1.260
3rd Quarter	$3.000	$0.950
4th Quarter	$2.750	$1.370
Year Ended December 31, 2022
1st Quarter	$0.4500	$0.4500
2nd Quarter	$0.3500	$0.3100
3rd Quarter	$0.3100	$0.1800
4th Quarter	$0.2360	$0.2000

(1)	The above tables set forth the range of high and low closing prices per share of our common stock as reported by OTC Bulletin Board and the Pink Sheets, as applicable, for the periods indicated.

Approximate Number of Holders of Our Common Stock

On December 31, 2023, there were approximately 108 stockholders of record of our common stock.

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities.

There is no sale of unregistered securities during the fiscal year ending December 31, 2023.

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

Please refer to 8-K filed on July 16, 2022.

On March 30, 2023, the Board of Directors of the Company appointed Esther Jou as Chief Executive Officer of the firm.

Please refer to 8-K filed on March 31, 2023.

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

The reverse split of SUIC Worldwide Holdings Ltd. common stock at a ratio of 1 for 10, was declared effective by FINRA with a Daily List Announcement Date of July 24, 2023, and a Market Effective Date of July 25, 2023. A “D” was placed on the Company’s ticker symbol for 20 business days after the Market Effective Date. After 20 business days, the symbol reverted back to the original symbol (SUIC).

Upon the reverse split became effective, the company revised its outstanding shares and recalculated EPS with adjusting the computations of basic and diluted EPS retroactively for all periods presented to reflect that change in capital structure. Thus, as of December 31, 2023, in consideration of months fraction factor, the basic weight average shares outstanding is 4,125,300 and diluted weight average shares outstanding is 283,125,300.

Please refer to 8-K filed on July 24, 2023.

On August 15, 2023, the Company changed CEO from Esther Jou to Hanwei Wang and planned to grant stock award of 2,000 shares for one year services. Deferred compensation (contra-equity) will be recognized based on the stock price on grant date.

No Form 8-K was filed for the appointment of the new CEO.

On October 30, 2023, the Board of Directors of the Company appointed Mr. Kuo Yu-Chieh as Chairman of the Board of Directors.

Please refer to 8-K filed on October 30, 2023.

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

Overview

From 2018 to present, the Company focused in products and services that adopt IT, cloud computing, mobile payments, Big Data, Blockchain and AI, and other new and exciting business models that will create revolutionary products and services. From 2020 to present, the Company through promissory notes becomes major creditor and stakeholder in Beneway Holdings Group (its corporate name was changed from Sinoway International Corp.). As of December 31, 2023, Midas Touch Technology Co. Ltd., had nominal operations and nominal assets. The company works with Beneway Holdings Group in several new business ventures with focus on the following fields:

•	Fintech - Through Boom Fintech, the major subsidiary of Beneway USA, the company holds nine revolutionary fintech patents. Boom Fintech integrates payment systems, electronic invoice devices, mobile cash registers, POS system devices and ERP, as well as Big Data, AI and other services, to all-in-one products that provide standardized intellectual property that’s modular to all industries, from chain department stores to night market vendors. Beneway Holdings Group connects borrowers and lenders, building strategic partnerships by bridging the various stakeholders to provide a holistic financial delivery ecosystem and to integrate advanced systems and finance its global merchants and franchisees.

•	Food Industry Supply Chain Integration – SUIC and Beneway will partner with international trade financiers to support the huge demand for raw material import/export between the U.S. and Asia. SUIC and Beneway are looking to raise funds from an IPO and the capital markets to support mergers and acquisitions of U.S. mid- and upper-stream food industry suppliers.

•	Global Chain & Franchise Expansion –Through I.Hart catering group, SUIC and Beneway are working to bring reputable and distinguished overseas food product brands to the U.S. and around the world. It is working on integrating more successful chains to enter the U.S. chain and franchise market in all 50 states. It is replicating its successful multi-branding business model and teaming up with top U.S. real estate firms, shopping malls and associated groups for faster expansion.

•	Other Supply Chain Integration - Beneway has identified several additional industries for future expansion, including medical and health care, high-tech digital AI systems, environmental protection and energy-related production.

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

Competitive Advantages

The Company focuses on small and micro-cap companies with traditionally difficult access to capital. We provide specialized consulting services to help companies operate in the public markets. Our management team is experienced in risk management and exit planning. The Company’s competitive advantages include a global business network of investment and financial professionals who are integrated into our fintech ecosystem. In summary, our services and capital speed up the development and commercialization of our customers’ products.

Material Agreements

The company has signed several franchise brand and distribution contracts. Please refer to subsequent events.

Results of Operations

Years ended December 31, 2023 and 2022.

Revenue

The Company recognized $150,000 and $221,000 of revenue from continuing operation during the year ended December 31, 2023 and 2022, respectively. Our revenue from continuing operation were generated from the I.T. management consulting services.

Other income from Cancellation of Liability

The Company cancelled the accrued salaries of $30,000 of CEO Yanru Zhou.

Cost of Revenues

Cost of revenues from continuing operations were $30,000.00 and $82,143 for the years ended December 31, 2023 and 2022, respectively. The cost of revenues were direct fees related to our I.T. management consulting services.

General and Administrative Expenses

General and administrative expenses from continuing operations were $100,368 and $64,364 for the years ended December 31, 2023 and 2022, respectively. The increase was primarily due to the increase in professional fees paid for marketing activities.

Bad Debts expense

Bad debts expenses were $0.00 and $105,000 for the year ended December 31, 2023 and 2022 which included the uncollectible accounts of iDrink Technology Co. Ltd. and of Theresa Hwa in 2022.

Interest expense

Interest expenses from continuing operation was $20,091 and $21,002 for the year ended December 31, 2023 and 2022 which included the interest on the convertible promissory notes.

Profits (Loss) from continuing operations

The Company generated profits (loss) from continuing operations of $7,824 and ($2,419) for the years ended December 31, 2023 and 2022, respectively.

Net profits (loss)

As a result of the foregoing, the Company generated net profit (loss) of operations of $7,824 and ($2,419) for the years ended December 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

We have funded our operations to date primarily through operations, and non-related party loans. The Company’s management recognizes that the Company must generate sales and obtain additional financial resources to continue to develop its operations

As of December 31, 2023, we had a working capital surplus of $76,359. Our current assets on December 31, 2023 were $224,399 primarily consisting of accounts receivables $186,799 and Short Term Investment - Held-For-Trading – iDrink Technology Co. Ltd., Taiwan $30,000 and cash $7,600. Our current liabilities were $148,039 primarily composed of short term debts $107,734, accounts payables of $30,000, accrued expenses and other current liabilities of $4,831 and credit card payable of $5,474.

Cash Flow from Operating Activities

Net cash used in operating activities was $56,528 during the year ended December 31, 2023, which consisted of our net profits from continuing operation of $7,891 primarily enhanced by a change of accounts receivables $175,726 (including write off accounts receivable of $75,000 of QQ Pay Ltd and $21,000 of East West Development Ltd) and accounts receivables $9,000 (including non-cash transaction of cancellation of receivables of HFT, iDrink Technology Co. Ltd. Taiwan of $9,000), a change in accrued expenses of $165,349 (including cancellation of interest payable on convertible promissory notes $83,259.56 and cancellation of interest payable on short term payable to Shuou-Chyn Kan $2,971.51) , and a change of credit card payable of $ 3,710.

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

For the Statements of Cash Flows see F-5.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $0 for the year ended December 31, 2023.

Net cash used in investing activities totaled $0 for the year ended December 31, 2022.

Cash Flow from Financing Activities

Net cash used in financing activities was $65,000 during the year ended December 31, 2023, which primarily consisted of proceeds from payment of short term debt to Shuou Chynn Kan.

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

Financial Statements

The full text of our audited consolidated financial statements as of December 31, 2023 and 2022 begins on page F-1 of this Report.

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

During the course of internal evaluation, following control weaknesses are noted for the fiscal year ended December 31, 2023 that required correction:

•	no independent director exists in the Board of Directors, and the directors have little understanding about U.S. GAAP and Sarbanes-Oxley Act 404 requirements in 2023.

Based upon their evaluation as of the end of the period covered by this annual report, the Company's chief executive officer and chief financial officer concluded that, due to the significant deficiencies in internal control over financial reporting described below, the Company's disclosure controls and procedures are not effective as of December 31, 2023.

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

Management is currently reviewing its staffing and systems in order to remedy the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2023. Additionally, the Registrant’s management has concluded that the Registrant has a material weakness associated with its U.S. GAAP expertise.

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

Name (1)	Age	Title
Bill Tan Yee Wei	52	Chief Technology Officer, Director
Hanwei Wang	42	Chief Executive Officer
Yanru Zhou	29	Chief Finance Officer

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

On August 15, 2023, the Board of the Company appointed Mr. Hanwei Wang as Chief Executive Officer of the firm. Mr. Wang received his degree of Bachelor of Science in Finance at the Tamkang University, Taiwan. He is currently serving as chief executive officer of I.H Art Co. Ltd. (Taiwan) and served as the Secretary General of Taiwan Institute of Quantitative Trading https://tiqt.org.tw.

On August 15, 2023, the Board of Directors of the Company approved the resignation of Ms. Esther Jou as Chief Executive Officer of the firm.

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

Board Attendance

During 2023, the board of directors did not hold any meetings.  All actions were taken by actions in writing.

ITEM 11.	EXECUTIVE COMPENSATION

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended December 31, 2023 and December 31, 2022 by each person who served as chief executive officer during the year ended December 31, 2023.

SUMMARY COMPENSATION TABLE

	Fiscal	Salary	Bonus	Stock Awards	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
Yanru Zhou Chief Financial Officer (1)	2023	0	0	10,000	0	0
(1) Ms. Yanru Zhou has served as chief executive officer and chief financial officer since Feb. 28 2018 to December 31, 2019. She signed a new employment agreement effective January 1, 2020 whereby she is entitled to a compensation of 10,000 shares of stock of the Company each year. She currently serves as the Chief Financial Officer.

Bill Tan Yee Wei Chief Technology Officer (2)	2023	0	0	5,000	0	0
(2) Mr. Wei is appointed as Chief Technology Officer on December 31, 2019. He signed an employment agreement effective January 1, 2020 whereby he is entitled to a compensation of 5,000 shares of stock of the Company each year starting from 2021.

Han-wei Wang Chief Executive Officer (3)	2023	0	0	2,000	0	0
(3) Mr. Han-wei Wang is appointed as Chief Executive Officer on August 15, 2023. He signed an employment agreement effective August 15, 2023 whereby he is entitled to a compensation of 2,000 shares of stock of the Company each year starting from August 15, 2023.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2023.

	Option awards				Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Yanru Zhou CFO	—	—	$—	—	—	—	—	—
Bill Tan Yee Wei CTO	—	—	$—	—	—	—	—	—
Han-Wei Wang CEO	—	—	$—	—	—	—	—	—

Remuneration of Directors

None of the members of the Board of Directors receives remuneration for service on the Board.

Executive Employment Contracts

We have an employment agreement with CFO, Yanru Zhou on February 28, 2018 for 5 years, subject to automatic renewals of another 5 years. She is entitled to a compensation of 10,000 shares of stock of the Company each year.

We have an employment agreement with CTO, Bill Tan Yee Wei effective January 1, 2020 whereby he is entitled to a compensation of 5,000 shares of stock of the Company each year starting from 2021.

We have an employment agreement with CEO, Hanwei Wang on August 15, 2023 for 10 years. He is entitled to a compensation of 2,000 shares of stock of the Company each year.

Equity Compensation Plan Information

We do not have any compensation plan as of December 31, 2023.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of outstanding Registrant Common Stock as of December 31, 2023 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of Class (2)
Lin, Shih-Hsiung	700,000	6.16%
Hsu, Chien-Lung	1,750,000	15.41%
North America Chinese Financial Association	4,323,000	38.07%
Esther Jou	1,655,000	14.57%
All Directors and Executive Officers as a Group (1 person)	8,428,000	74.21%

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

(2) For each shareholder, the calculation of percentage of beneficial ownership is based upon 11,356,638 shares of Common Stock outstanding as of December 31, 2023 and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

EMPLOYMENT AGREEMENTS

We have an employment agreement with CFO, Yanru Zhou on Feb. 28, 2018 for 5 years, subject to automatic renewals of another 5 years she is entitled to a compensation of 10,000 shares of stock of the Company each year.

We have an employment agreement with CTO, Bill Tan Yee Wei effective January 1, 2020 whereby he is entitled to a compensation of 5,000 shares of stock of the Company each year starting from 2021.

We have an employment agreement with CEO, Hanwei Wang on August 15, 2023 for 10 years, subject to automatic renewals. He is entitled to a compensation of 2,000 shares of stock of the Company each year.

Equity Compensation Plan Information

As of the date of this Form 10-K, the Company has not authorized any equity compensation plan, nor has our Board of Directors authorized the reservation or issuance of any securities under any equity compensation plan.

 Changes in Control

We change our director from Esther Jou to Hanwei Wang on August 15, 2023. Hanwei Wang possesses adequate knowledge of U.S GAAP and Sarbanes-Oxley Act 404, as well as understanding of the Company. He is responsible for helping design and improve the ICFR and accounting job of our Company by adopting procedures and processes to meet control objectives, addressing risks, reducing occurrences of unnecessary cost or effort and strengthen governance. In addition, she reviews the ICFR and remedy its drawback for this 10K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

Transactions with Related Persons

During the year of 2023, the Company had no advances from related parties.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	2023	2022
Audit fees(1)	$13,280	$6,340
Audit-related fees	$—	$—
Tax fees(2)	$—	$—
All other fees	$—	$—
Total	$13,280	$6,340

(1)	Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by James Pai, CPA., for our financial statements as of and for the year ended December 31, 2023.

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

December 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SUIC Worldwide Holdings Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SUIC Worldwide Holdings Ltd (the “Company”) as of December 31, 2023, and the related statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the financial year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the financial year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

April 10, 2024.

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

June 30, 2023

New York, NY

SUIC Worldwide Holdings Ltd.

Balance Sheets

	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash	$7,600	$16,072
Accounts receivable, net	186,799	362,525
Short Term Investment - Held-For-Trading	30,000	30,000
Total Current Assets	224,399	408,597
NONCURRENT ASSETS:
Loans receivable	—	—
Fixed assets	100	150
Other receivables - Income From HFT		9,000
Other interest receivables - Sinoway International	11,702	7,202
Other receivables -SUIC Beneway USA Inc.	2,000	2,000
Other receivables	146,078	146,078
Investment in Midas Touch Technology Co. Ltd	—	—
Total Assets	$384,279	$573,028

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Credit card payable	$5,474	$1,764
Accounts payable	30,000	—
Short term debts	107,734	172,734
Accrued expenses and other liabilities	4,832	170,115
Total Current Liabilities	148,040	344,613
NON-CURRENT LIABILITIES:
Convertible promissory notes- other	279,000	287,000
Total Non-Current Liabilities	279,000	287,000

Stockholders’ Deficiency
Common stock, $0.01 par value, 394,500,000 shares authorized; 11,356,638 shares issued and outstanding	41,504	33,504
Additional paid-in capital	1,647,731	1,647,731
Accumulated deficit	(1,731,996)	(1,739,820)
Total Stockholders' Surplus (Deficiency)	(42,761)	(58,585)
Total Liabilities and Stockholders' Surplus (Deficiency)	$384,279	$573,028

See accompanying notes to the financial statements.

SUIC Worldwide Holdings Ltd.

Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2023	2022
Revenue	$150,000	$221,000
Cost of revenues	40,000	82,143
Gross Profit	110,000	138,857
Operating Expenses
General and administrative	80,920	64,364
Bad debts expense	—	105,000
Credit loss of dividend receivable	9,000	—
Total operating expenses	89,920	169,364
Income (Loss) from operations	20,080	(30,507)

Other income:

Other income-interest and miscellaneous	4,836	19,091
Other income from Cancellation of Liability	3,000	30,000
Total other income	7,836	49,091

Other expense:
Interest expense - other	(143)	(81)
Interest expense - related party	(19,948)	(20,922)
Total other expense:	(20,091)	(21,002)
Income (Loss) from continuing operations before income tax provision	7,825	(2,419)
Income tax provision	—	—
Income (Loss) from continuing operations	7,825	(2,419)
Net Income (Loss)	$7,825	$(2,419)

Earnings (loss) per share
Basic - continuing operation	$(0.00)	$(0.00)
- discontinuing operation	$(0.00)	$(0.00)
Total	$(0.00)	$(0.00)
Diluted - continuing operation	$(0.00)	$(0.00)
- discontinuing operation	$(0.00)	$(0.00)
Total	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic	4,125,300	3,350,360
Diluted	283,125,300	290,350,360

See accompanying notes to the financial statements.

SUIC Worldwide Holdings Ltd.

Statements of Stockholders' Equity (Deficiency)

	Common Stock		Additional	Accumulated	Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Income (Loss)	Total
Balance, December 31, 2021	33,503,604	33,504	1,647,731	(1,737,402)	—	(56,167)
Shares issued	—	—	—	—	—	—
Net income (loss)	—	—	—	(2,419)	—	(2,419)
Balance, December 31, 2022	33,503,604	33,504	1,647,731	(1,739,820)	—	(58,585)
Balance, after reverse stock split (10 to 1), effective on July 25, 2023	3,356,638	33,504	1,647,731	(1,739,820)	—	(58,585)
Shares issued	8,000,000	8,000	—	—	—	8,000
Net income (loss)	—	—	—	7,825	—	7,825
Balance, December 31, 2023	11,356,638	41,504	1,647,731	(1,731,995)	—	(42,761)

See accompanying notes to the financial statements.

SUIC Worldwide Holdings Ltd.

Statements of Cash Flows

	Years Ended December 31,
	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES
Net profit	$7,825	$(2,419)
Net profit (loss) from discontinued operation	—	—
Net profit (loss) from continuing operation	7,825	(2,419)
Reconcile for non cash items:
Depreciation	50	50
Credit loss of dividend receivable	9,000	—
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Change in operating assets and liabilities
Increase/Decrease in accounts receivable	175,726	(23,500)
Increase in loans receivable	—	35,574
Other receivables - SUIC Beneway USA Inc.	—	(2,000)
Other receivables -Income From HFT	9,000	—
Other interest receivable - Sinoway International	(4,500)	(4,500)
Depreciation	50	50
Increase (decrease) in credit card payable	3,710	(464)
Accounts payable	30,000	—
Increase (decrease) in accrued expenses and other current liabilities	(165,283)	(16,519)
Net cash used in continuing operation	56,528	(13,778)
Net cash provided by discontinued operation	—	—
Net cash used in operating activities	56,528	(13,778)

CASH FLOW FROM INVESTING ACTIVITIES
Increase in Short term investment-Held for Trading	—	—
Capital expenditure	—	—
Net cash used in continuing operation	—	—
Net cash used in discontinued operation	—	—
Net cash used in investing activities	—	—

CASH FLOW FROM FINANCING ACTIVITIES
Repayment of non-related party loan	(65,000)	—
Proceeds from issuance of common stock	—	—
Net cash provided by continuing operation	—	—
Net cash used in discontinued operation	—	—
Net cash provided by(used in) financing activities	(65,000)	—

Effect of exchange rate changes on cash

INCREASE(DECREASE) IN CASH	(8,472)	(13,778)
Cash - beginning of year	16,072	29,850
Cash - end of year	$7,600	$16,072

Supplement disclosure information
Cash paid for interest	143	21,002
Cash paid for interest-discontinued operation	—	—
Cash paid for income taxes	—	—
Cash paid for income taxes-discontinued operation	—	—

Non-cash financing activities
Debt discount incurred from beneficial conversion feature	—	—

The accompanying notes are an integral part of the financial statements.

SUIC Worldwide Holdings Ltd.

Notes to the Financial Statements

NOTE 1 – Organization and Basis of presentation

SUIC Worldwide Holdings Ltd (SUIC) is a Nevada corporation incorporated on August 30, 2006, under the name Gateway Certifications, Inc. On November 16, 2009, our corporate name was changed to American Jianye Greentech Holdings, Ltd., on February 13, 2014, our corporate name was changed to AJ Greentech Holdings, Ltd. and on July 17, 2017, our corporate name was changed to Sino United Worldwide Consolidated Ltd. On November 9, 2022, our corporate name was changed to SUIC Worldwide Holdings Ltd.

From November 2009 until October, 2013, through our China and Taiwan subsidiaries, we were engaged in renewable energy business. From October 2013 until September, 2017, through our Taiwan subsidiary, we were engaged in the driving record management system (DMS). Both Subsidiaries was spun off through stock transfer and debt cancellation for the best interest of shareholders.

From 2018 to present, the Company focused in products and services that adopt IT, cloud computing, mobile payments, Big Data, Blockchain and AI, and other new and exciting business models that will create revolutionary products and services. From 2020 to present, the Company through promissory notes becomes major creditor and stakeholder in Beneway Holdings Group (its corporate name was changed from Sinoway International Corp.). As of December 31, 2022, Midas Touch Technology Co. Ltd., doesn’t have any operation and net assets. The company works with Beneway Holdings Group in several new business ventures with focus on the following fields:

•	Fintech - Through Boom Fintech, the major subsidiary of Beneway USA, the company holds nine revolutionary fintech patents. Boom Fintech integrates payment systems, electronic invoice devices, mobile cash registers, POS system devices and ERP, as well as Big Data, AI and other services, to all-in-one products that provide standardized intellectual property that’s modular to all industries, from chain department stores to night market vendors. Beneway Holdings Group connects borrowers and lenders, building strategic partnerships by bridging the various stakeholders to provide a holistic financial delivery ecosystem and to integrate advanced systems and finance its global merchants and franchisees.

•	Food Industry Supply Chain Integration – SUIC and Beneway will partner with international trade financiers to support the huge demand for raw material import/export between the U.S. and Asia. SUIC and Beneway are looking to raise funds from an IPO and the capital markets to support mergers and acquisitions of U.S. mid- and upper-stream food industry suppliers.

•	Global Chain & Franchise Expansion –Through I.Hart catering group, SUIC and Beneway are working to bring reputable and distinguished overseas food product brands to the U.S. and around the world. It is working on integrating more successful chains to enter the U.S. chain and franchise market in all 50 states. It is replicating its successful multi-branding business model and teaming up with top U.S. real estate firms, shopping malls and associated groups for faster expansion.

•	Other Supply Chain Integration - Beneway has identified several additional industries for future expansion, including medical and health care, high-tech digital AI systems, environmental protection and energy-related production.

Certain amounts in last year’s financial statements have been reclassified to conform to current year presentation.

NOTE 2 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital surplus of $76,359, an accumulated deficit of $1,731,996 and stockholders’ deficit was $42,761 as of December 31, 2023. The Company has generated cash or income from its continuing operations. There is substantial doubt about the ability of the entity to continue as a going concern within one year after the date that the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The company is seeking for external resource of financing and develop new business in new fields to generate adequate cash flow for purpose of mitigating such unfavorable situation. As discussed in “NOTE 9 –Subsequent Events,” the Company plans to have joint ventures with other companies and cooperation with other companies in order to attract new investment and expand new business practice.

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

For the years ended December 31, 2023 and 2022, the Company recorded bad debt expenses of $0 and $105,000, respectively.

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

Our quarterly results are impacted principally by the total value, scope, and terms of our client contracts. Our utilization rate can be affected by seasonal variations in the demand for our services from our clients. As of December 31, 2023, we generated revenue from the US.

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

As ASC 321 stipulated, if the investor has less than 20% ownership, it is presumed that there is nominal influence or no significant influence over the operating and financing activities of the investee. The Company holds 10% stock of iDrink, Taiwan, which is a private company without readily determinable fair value. Thus, the Company carried the investment at cost for each reporting period the Company keep tracking on the qualitative factors in assessing whether the investment is impaired. As of December 31, 2023, no impairment takes place.

For investment in Midas Touch Technology Co. Ltd., we have 49% ownership and have significant influence on it, so we adopt equity method to recognize the investment. Due to this company didn’t have any net assets and operation yet as of December 31, 2023, we account for it as $0.

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

Net Profit per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive warrants and options and convertible securities. Due to impact of assumption of total conversion of the convertible securities, the number of basic and diluted shares of common stock is 4,125,300 and 283,125,300 respectively.

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

NOTE 4 – Accounts Receivable

Accounts receivable at December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022
Accounts receivable	$186,799	$362,525
Allowance for doubtful accounts	—	—
	$186,799	$362,525

In year 2023, the Company writes-off accounts receivable from QQ Pay Pty Ltd in the amount of $75,000 and from East West Development LLC in the amount of $21,000. These were off-set against the Accounts Payable to Unise Investment Ltd. for cost of services incurred during the previous period.

NOTE 5- Convertible Promissory Note and Short Term Loans

The Company has signed the following convertible promissory note agreements with creditor, Shoou Chyn Kan, with an outstanding total $279,000.00 as of December 31, 2023. The notes have parity in conversion in to common share for $0.001 per share with interest rate 5% per annum. The composition of the outstanding balances is stated in the following table:

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

On November 6, 2023, Shoou Chyn Kan converted 8,000,000 shares of common stock and the reduced this loan principal amount to USD$12,000 and a new Note was issued reduced by the principal amount so converted.

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

The Company signed the following unsecured short term loan agreements with creditor, Shouo Chyn Kan for a total of $172,734 in the year 2020 to 2021. The short term debts total $107,734 as of December 31, 2023 because the company paid a total of $65,000 during the year 2023. The Company plans to clear the balances of the Short Term Loans in year 2024, so it is classified as short-term liability.

Balance 12/31/2020	$2,734.00
March 29, 2021	$10,000.00
August 23, 2021	$80,000.00
December 16, 2021	$60,000.00
December 21, 2021	$20,000.00

 NOTE 6 – Related Party Transactions and Balances

As of December 31, 2023, the outstanding balance of the convertible promissory note (principal) from the creditor-Shouo-Chynn Kan is $279,000.00 with unpaid total balance of $4,474 in accrued interest. During 2023, the accrued interest from those convertible promissory notes is $18,355. The accrued interest payable $83,260 was cancelled on September 30, 2023 by offsetting with the balance with QQ Pay Pty Ltd.

As of December 31, 2023, the outstanding balance of the short-term loan (principal) from the creditor-Shouo-Chynn Kan is $107,734 with unpaid total balance of $323 in accrued interest. During 2023, the accrued interest from these short -term loan is $1,592 with the unpaid balance $2,972 was cancelled on September 30, 2023 by offsetting with the balance with QQ Pay Pty Ltd.

NOTE 7 – List of Related Party

Shouo Chyn Kan-significant creditor of the Company

Midas Touch Technology Co. Ltd.,- significant investment of the company (see NOTE 3. Investments in Non-Consolidated Entities).

For the shareholders list, see PART III. ITEM 12.

NOTE 8 – Income Taxes

As of December 31, 2023, the unused net operating loss carryover was $949,224. Due to the Company experienced net loss for a long period, so it treats deferred tax asset generated by net operating loss in a conservative manner. The Company deem the chance of the deferred tax asset being fully realized less than 50%. Thus, the Company recognized Valuation Allowance for Deferred Asset as full amount of deferred tax asset. The ending balance of Deferred Tax Asset and its Valuation Allowance are stated as following:

	December 31,	December 31,
	2023	2022
Deferred Tax Asset	$214,062	$215,705

Valuation Allowance	(214,062)	(215,705

Deferred Tax Asset (Net)	$—	—

A reconciliation of the provision for income taxes to the Company’s effective income tax rate for is as follows:

	For the year end December 31,
	2023	2022
Pre-tax income(loss)	$7,825	$(2,419)
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax expense(benefit)	$(1,643)	$(508)
Change of valuation allowance	$1,643	$508
Effective tax expense	$—	$—

NOTE 9 – Reverse Split of Stock

On July 3, 2023, the Board of Directors authorized the submission of a Certificate of Change/Amendment to the Nevada Secretary of State in which the Company sought to affect a reverse split of its common stock at the rate of 1 for 10 for the purpose of increasing the per share price for the Company's stock in an effort to attract future investors who might otherwise shy away from a good company because of its low stock price. The reverse split of SUIC Worldwide Holdings Ltd. (the “Company”) common stock at a ratio of 1 for 10, has been declared effective by FINRA with a Daily List Announcement Date of July 24, 2023, and a Market Effective Date of July 25, 2023. A “D” will be placed on the Company’s ticker symbol for 20 business days after the Market Effective Date. After 20 business days, the symbol will revert back to the original symbol (SUIC). Upon the reverse split became effective, the company revised its outstanding shares and recalculated EPS.

The company adjust the computations of basic and diluted EPS retroactively for all periods presented to reflect that change in capital structure.

NOTE 10 – Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-K with the SEC, and determined that there have been no other events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

NOTE 11 – Commitment and Contingency

NONE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sino United Worldwide Consolidated Ltd.

Date: April 15, 2024	By:	/s/ Han-Wei Wang
Han-Wei Wang Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Han-Wei Wang	Chief Executive Officer, Director	April 15, 2024
Han-Wei Wang	(Principal Executive Officer)

/s/ Yanru Zhou	Chief Financial Officer	April 15, 2024
Yanru Zhou	(Principal Financial Officer)

33