Form 10-Q
period 2024-03-31
SUIC Worldwide Holdings Ltd.
filed 2024-05-21
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 14, 2024, 11,350,360 shares of the Company’s common stock, $0.01 par value, were issued and outstanding

SUIC WORLDWIDE HOLDINGS LTD.

FORM 10-Q

March 31, 2024

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Control and Procedures	18

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures.	19
Item 5.	Other Information.	19
Item 6.	Exhibits	19
SIGNATURES		20

SUIC WORLDWIDE HOLDINGS LTD.

Index to the consolidated financial statements

Table of Contents	Page(s)
Balance Sheets at March 31, 2024 (Unaudited) and December 31, 2023	F-1
Unaudited Statements of Comprehensive Income for the Three Months Ended March 31, 2024 and 2023	F-2
Unaudited Statement of Stockholders’ Equity for the Three Months Ended March 31, 2024	F-3
Unaudited Statements of Cash Flows for the Three Months Ended March 31, 2024 and 2023	F-4
Notes to the Consolidated Financial Statements (Unaudited)	F-5 - F-10

4

SUIC WORLDWIDE HOLDINGS LTD.

Condensed Balance Sheet

March 31, 2024

	March 31, 2024 (Unaudited)	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash	$11,709	$7,600
Accounts receivable, net	210,299	186,799
Short Term Investment - Held-For-Trading	30,000	30,000
Total Current Assets	252,008	224,399
NONCURRENT ASSETS:
Loans receivable	—	—
Fixed asset- office equipment	88	100
Other receivables - Income From HFT	—	—
Other interest receivables - Sinoway International	12,811	11,702
Other receivables -SUIC Beneway USA Inc.	2,000	2,000
Other receivables	146,078	146,078
Investment in Midas Touch Technology Co. Ltd	—	—
Total Noncurrent Assets	160,978	159,880
Total Assets	$412,985	$384,279

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Credit Card payable	$9,565	$5,474
Accounts payable	20,000	30.000
Short term debt	127,961	107,734
Accrued expenses and other liabilities	9,459	4,832
Total Current Liabilities	166,985	148,040
NONCURRENT LIABILITIES:
Convertible promissory notes- other	279,000	279,000
Total Noncurrent Liabilities	279,000	279,000

Stockholders’ Deficiency
Common stock, $0.001 par value, 394,500,000 shares authorized; 11,350,360 shares issued and outstanding	41,504	41,504
Additional paid-in capital	1,647,731	1,647,731
Accumulated deficit	(1,722,235)	(1,731,996)
Total Stockholders' Deficiency	(33,000)	(42,761)
Total Liabilities and Stockholders' Deficiency	$412,985	$384,279

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUIC WORLDWIDE HOLDINGS LTD.

Condensed Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$30,000	$60,000
Cost of revenue	6,878	9,397
Gross profit	23,123	50,602
General and administrative expenses	(9,442)	(4,072)
Income (Loss) from operations	13,680	47,640

Interest income	1,110	1,110
Total other income	1,110	1,110
Other expense:
Interest expense - other	(401)	—
Interest expense - related party	(4,628)	(5,264)
Total other expense	(5,029)	(5,264)
Income (Loss) from continuing operations before income tax provision	9,786	42,376
Income tax provision	—	—
Income (Loss) from continuing operations	9,761	42,376
Net Income (Loss)	$9,761	$42,376

Earnings (loss) per share
Basic - continuing operation	$(0.00)	$(0.00)
- discontinuing operation	$(0.00)	$(0.00)
Total	$(0.00)	$(0.00)

Diluted - continuing operation	$(0.00)	$(0.00)
- discontinuing operation	$(0.00)	$(0.00)
Total	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic	4,125,300	33,503,604
Diluted	283,125,300	320,503,604

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUIC WORLDWIDE HOLDINGS LTD.

Condensed Statements of Stockholders' Equity (Deficiency)

	Common Stock		Additional	Accumulated	Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Income (Loss)	Total
Balance, December 31, 2021	33,503,604	33,504	1,647,731	(1,737,402)	—	(56,167)
Net income (loss)	—	—	—	(2,419)	—	(2,419)
Balance, December 31, 2022	33,503,604	33,504	1,647,731	(1,739,820)	—	(58,585)
Balance, after reverse stock split (10 to 1)	3,350,360	33,504
Shares Issued	8,000,000	8,000				8,000
Net income (loss)	—	—	—	7,825	—	7,825
Balance, December 31, 2023	11,350,360	41,504	1,647,731	(1,731,995)	—	(42,761)
Net income (loss)	—	—	—	9,761	—	9,761
Balance, March 31, 2024	11,350,360	41,504	1,647,731	(1,722,235)	—	(33,000)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUIC WORLDWIDE HOLDINGS LTD.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$9,761	$42,376
Net profit (loss) from discontinued operation	—	—
Net profit (loss) from continuing operation	9,761	42,376
Reconcile for noncash items:
Depreciation	12	12
Credit loss of dividend receivable	—	—
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities
Decrease (increase) in accounts receivable	(23,500)	(50,000)
Decrease in credit card payable	4,091	2,176
Increase in other receivables	—	—
Other receivables -SUIC Beneway USA Inc.	—	—
Other receivables -Income From HFT	—	—
Increase in other interest receivables-Sinoway Internatinal	(1,110)	(1,110)
Accounts payable	(10,000)	—
Increase in accrued expenses and other current liabilities	4,628	5,264

Net cash used in continuing operation	(16,118)	(1,281)
Net cash provided by discontinued operation	—	—
Net cash used in operating activities	(16,118)	(1,281)

CASH FLOW FROM INVESTING ACTIVITIES
Increase in equity investments	—	—
Capital expenditure	—	—
Making loans to others	—	—
Net cash used in investing activities	—	—

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds related party loan	20,227	—
Proceeds from issuance of common stock	—	—
Net cash provided by(used in) financing activities	20,227	—

Effect of exchange rate changes on cash	—	—
INCREASE(DECREASE) IN CASH	4,110	(1,281)
Cash - beginning of year	7,600	16,072
Cash - end	11,710	$14,791

Supplement disclosure information
Cash paid for interest	401	143
Cash paid for interest-discontinued operation	—	—
Cash paid for income taxes	—	—
Cash paid for income taxes-discontinued operation	—	—

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUIC WORLDWIDE HOLDINGS LTD.

Notes to the Financial Statements

March 31, 2024

(Unaudited)

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

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital surplus of $85,023, an accumulated deficit of $1,722,235 and stockholders’ deficiency was $33,000 as of March 31, 2024. The Company didn’t generate cash or income from its continuing operation. There is substantial doubt about the ability of the entity to continue as a going concern within one year after the date that the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The company is seeking for external resource of financing and develop new business in new fields to generate adequate cash flow for purpose of mitigating such unfavorable situation. As we have disclosed on NASDAQ public press release, the Company plans to have joint ventures with other companies and cooperation with other companies in order to attract new investment and expand new business practice.

NOTE 3 – Summary of Significant Accounting Policies

Basis of Presentation

The condensed financial statements include the accounts of SUIC as single entity. These unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. Therefore, the interim condensed financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions take into account historical and forward-looking factors that the Company believes are reasonable. Actual results could differ from those estimates and assumptions.

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

Our quarterly results are impacted principally by the total value, scope, and terms of our client contracts. Our utilization rate can be affected by seasonal variations in the demand for our services from our clients. Our income as of 03/31/2024 is from the US with sole customer East West Development Ltd..

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

For investment in Midas Touch Technology Co. Ltd., we have 49% ownership and have significant influence on it, so we adopt equity method to recognize the investment. Due to this company didn’t have any net assets and operation yet as of March 31, 2024, we account for it as $0.

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

Our Short Term Investment -Held-For-Trading - iDrink, Taiwan of $30,000 is measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of March 31, 2024 and December 31, 2023.

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

Earnings per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion. For the three months ended March 31, 2024 and 2023, the difference between numbers of basic and diluted shares of common stock is due to effect of convertible promissory note.

Accounting pronouncements issued but not yet adopted

The Company does not believe any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 4 – Loan Receivable

There was no loan receivable made during the period. The outstanding balance of Loan receivable come from following sources: 1. the Company paid registration fee of $2,000 on behalf of SUIC BENEWAY USA INC. 2. Make loan to Sinoway International Corp in amount of $90,000, which have accrued interest receivables in amount of $12,811. The interest income accrued in amount of $1,100 as of March 31, 2024.

NOTE 5 – Convertible Promissory Note

There was no convertible promissory note made during the period. The outstanding balance is $279,000. During the period, the balance of accrued interest $9,459, with quarterly interest accrued of $4,628.

NOTE 6 – Income Taxes

As of March 31, 2024, the unused net operating loss carryover was $1,009,585. Due to the Company experienced net loss for a long period, so it treats deferred tax asset generated by net operating loss in a conservative manner. The Company deem the chance of the deferred tax asset being fully realized less than 50%. Thus, the Company recognized Valuation Allowance for Deferred Asset as full amount of deferred tax asset. The ending balance of Deferred Tax Asset and its Valuation Allowance are stated as following:

	March 31	December 31,
	2024	2023
Deferred Tax Asset	$212,013	$214,062

Valuation Allowance	(212,013)	(214,062)

Deferred Tax Asset (Net)	$—	$—

A reconciliation of the provision for income taxes to the Company’s effective income tax rate for is as follows:

	Three Months Ended March 31,
	2024	2023
Pre-tax income(loss)	$9,761	$42,376
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax expense(credit)	$2,050	$8,899
Change of valuation allowance	(2,050)	(8,899)
Effective tax expense	$—	$—

NOTE 7- Concentration of Risks

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investment, account receivables, as well as dividend receivable. The carrying values of the financial instruments approximate their fair values due to their short-term maturities. The Company places its cash and cash equivalents with financial institutions with high-credit ratings and quality. As of March 31, 2024, there were no amounts in excess of the FDIC guarantee.

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

Concentration of Customers

Due to the Company change its business model and focus on the high gross profit service since 2023, as of March 31, 2024 the Company only have transaction with East West Development LLC, with revenue amount of $30,000.

As of March 31, 2024, the Accounts Receivable balance is $210,299. For which, two client takes more than 10% of this balance - East West Development LLC with balance of $201,530, (95.83%) and QQ Pay Pty Ltd with balance of $8,769 (4.17%).

Concentration of Vendors

As of March 31, 2024, there is a vendors named B & S International Holdings Ltd. accounted for greater than 10% of the Company’s operating expense the Company incurred outsourcing service cost in amount of $6,878 for consulting on operating aspect of East West Development LLC.

NOTE 8 – Related Party Transactions

From January to March 31 2024, the Company incurred $4,628 in loan interest expense due to SC Kan, who can significantly influence the management or operating policies of the Company. The principal loan balance due to S.C. Kan, as of March 31, 2024, was $406,961, consisting of short-term debt $127,961 and convertible promissory note $279,000. As of March 31, 2024, balance of interest from the loans was $9,459.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Form 10-Q with the SEC, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the transaction described below.

NOTE 10 - CONTINGENCY AND COMMITMENT

None

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

Overview

From 2018 to present, the Company focused in products and services that adopt IT, cloud computing, mobile payments, Big Data, Blockchain and AI, and other new and exciting business models that will create revolutionary products and services. On August 7, 2021, the Company has acquired 49% of the registered shares of Midas Touch Technology Co. Ltd., a digital asset management platform and company registered in the U.K. From 2020 to present, the Company through promissory notes becomes major creditor and stakeholder in Beneway Holdings Group (its corporate name was changed from Sinoway International Corp.). As of March 31, 2024, Midas Touch Technology Co. Ltd., doesn’t have any operation and net assets.

The Company is working new businesses in various fields through careful review and critical selection of new growth businesses. The Company is working to strengthen our core competencies in high technology and blockchain related businesses, such as blockchain apps technology, fintech services, professional consultancy for ICO’s, and other high potential critical blockchain projects.

Results of Operations

Three Months ended March 31, 2024 and 2023.

Revenue

The Company recognized $30,000 and $60,000 of revenue during the three months ended March 31, 2024 and 2023 respectively. Our revenues were generated from the I.T. management consulting services.

Cost of revenue:

Cost of revenue were $6,878 and $9,397 for the three months ended March 31, 2024 and 2023, respectively. The cost of revenue comes from outsourcing of services. The significant decrease in Cost of Revenue is corresponding with the decrease in revenues. This is because the Company ceased certain projects cooperation with Eastwest development in 2024 because EWD stop develop and explore new service and product.

Interest expense

During the three months ended March 31, 2024 and 2023, the Company had interest expense of $4,628 and $5,264 from incurred on convertible promissory notes and short-term loans respectively.

Net income

As a result of the foregoing, the Company generated net income of $9,761 and $42,376 for the three months ended March 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

We have funded our operations to date primarily through operations and non-related party loans. Due to our net loss and negative cash flow from operating activities, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s management recognizes that the Company must generate sales and obtain additional financial resources to continue to develop its operations.

As of March 31, 2024, we had a working capital surplus of $ $85,023. Our current assets on March 31, 2024 were $252,008 primarily consisting of cash of $11,709, accounts receivable of $210,299 and Short Term Investment - Held-For-Trading $30,000. Our current liabilities were primarily composed of convertible promissory notes of $279,000, accrued expenses and other current liabilities of $9,459, and short term debt of $127,961.

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

Cash Flow from Operating Activities

Net cash provided (used) in operating activities was ($16,118) during the three months ended March 31, 2024 which consisted of our net earnings of $9,761 with a change in accounts receivable of $23,500, increase in interest receivables $1,110, and a change in accrued expenses of $4,627.

Net cash provided (used) in operating activities was $1,281 during the three months ended March 31, 2023 which consisted of our net earnings of $42,376 with a change in accounts receivable of $50,000, increase in interest receivables $1,110, and a change in accrued expenses of $5,264.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $0 for the three months ended March 31, 2024.

Net cash used in investing activities totaled $0 for the three months ended March 31, 2023.

Cash Flow from Financing Activities

Net cash provided by financing activities totaled $20,227 of proceeds from related party loans for the three months ended March 31, 2024.

Net cash provided by financing activities totaled $0 of proceeds from related party loans for the three months ended March 31, 2023.

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

Our quarterly results are impacted principally by the total value, scope, and terms of our client contracts. Our utilization rate can be affected by seasonal variations in the demand for our services from our clients. As of March 31, 2024, we generated revenue from the US. Our operating expenses include professional fees, technology costs, software and data hosting expenses, and other office related expenses.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, which presently comprises our Chief Executive Officer, Ms. Han-Wei Wang and our Chief Financial Officer, Ms. Yanru Zhou. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2024 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company was not a party to any legal proceeding or litigation as of March 31, 2024.

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

SIGNATURES

Date: May 15, 2024	By:	/s/ Han-Wei Wang
Han-Wei Wang Chief Executive Officer

Date: May 15, 2024	By:	/s/ Yanru Zhou
Yanru Zhou Chief Finance Officer

