Form 10-Q
period 2024-06-30
SUIC Worldwide Holdings Ltd.
filed 2024-08-22
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of June 30, 2024, 11,350,360 shares of the Company’s common stock, $0.01 par value, were issued and outstanding.

SUIC WORLDWIDE HOLDINGS LTD.

FORM 10-Q

June 30, 2024

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Control and Procedures	14

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Mine Safety Disclosures.	15
Item 5.	Other Information.	15
Item 6.	Exhibits	15
SIGNATURES		16

SUIC WORLDWIDE HOLDINGS LTD.

Index to the consolidated financial statements

Table of Contents	Page(s)
Interim Condensed Balance Sheets at June 30, 2024 (Unaudited) and December 31, 2023	F-2
Unaudited Interim Condensed Statements of Operations and Comprehensive Income for the Three and Six Months Ended June 30, 2024 and 2023	F-3
Unaudited Interim Condensed Statement of Stockholders’ Equity for the Six Months Ended June 30, 2024 and December 31, 2023.	F-4
Unaudited Interim Condensed Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023	F-5
Notes to the Consolidated Financial Statements (Unaudited)	F-6 - F-9

3

SUIC WORLDWIDE HOLDINGS LTD.

Interim Condensed Balance Sheet

June 30, 2024

	June 30, 2024 (Unaudited)	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash	$18,466	$7,600
Accounts receivable, net	197,055	186,799
Short Term Investment- Held-for-Trading	30,000	30,000
Total Current Assets	245,521	224,399
NONCURRENT ASSETS:
Fixed asset- office equipment laptop	75	100
Other receivables -Income From HFT	—	9,000
Other interest receivables -Sinoway International	13,934	11,702
Other receivables -SUIC Beneway USA Inc.	2,000	2,000
Other receivable	146,078	146,078
Total Noncurrent Assets	162,086	159,880
Total Assets	$407,607	$384,279

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Credit card payable	$11,857	$5,474
Accounts payable	1,230	30,000
Short term debt	122,329	107,734
Accrued expenses and other liabilities	14,154	4,832
Total Current Liabilities	149,571	148,040
NONCURRENT LIABILITIES:
Convertible promissory notes- other	279,000	279,000
Total Noncurrent Liabilities	279,000	279,000
Total Liability	428,570	427,040

Stockholders’ Deficiency
Common stock, $0.001 par value, 394,500,000 shares authorized; 11,350,360 shares issued and outstanding	41,504	41,504
Additional paid-in capital	1,647,731	1,647,731
Accumulated deficit	(1,710,198)	(1,731,996)
Total Stockholders' Deficiency	(20,963)	(42,761)
Total Liabilities and Stockholders' Deficiency	$407,607	$384,279

The accompanying notes are an integral part of these interim condensed financial statements.

SUIC WORLDWIDE HOLDINGS LTD.

Interim Condensed Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$30,000	$30,000	$60,000	$90,000
Cost of revenues	6,000	—	12,878	—
Gross profit	24,000	30,000	47,122	90,000
Operating Expenses	7,991	12,693	17,433	26,162
Income (Loss) from operations	16,009	17,307	29,689	63,838
Other income	1,122	1,458	2,232	2,568

Other expense:
Interest expense - related party	4,695	4,899	9,322	10,163
Interest expense- other	400	—	801	—
Expense for Uncollectible Dividends	—	9,000	—	9,000
Total other expense:	5,094	13,899	10,123	19,163
Income (Loss) from continuing operations before income tax provision	12,037	4,866	21,798	47,243

Income tax provision		—		—
Net Income (Loss) from continuing operations	12,037	4,866	21,798	47,243

Loss from discontinued operations, net of income taxes:	—	—	—	—
Loss from discontinued operations	—	—	—	—
Income tax expense	—	—	—	—
Deferred tax benefit	—	—	—	—
Net loss from discontinued operations
Net Income (Loss)	12,037	4,866	21,798	47,243
Comprehensive Income (Loss)	12,037	4,866	21,798	47,243

Earnings (loss) per share
Basic - continuing operation	$(0.00)	$(0.00)	$(0.00)	$(0.00)
- discontinuing operation	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Total	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted - continuing operation	$(0.00)	$(0.00)	$(0.00)	$(0.00)
- discontinuing operation	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Total	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic	11,350,360	33,503,604	11,350,360	33,503,604
Diluted	290,350,360	320,503,604	290,350,360	320,503,604

The accompanying notes are an integral part of these interim condensed financial statements.

SUIC WORLDWIDE HOLDINGS LTD.

Interim Condensed Statements of Stockholders' Equity (Deficiency)

(Unaudited)

	Common Stock		Additional	Accumulated	Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Income (Loss)	Total
Balance, December 31, 2023	11,350,360	41,504	1,647,731	(1,731,995)	—	(42,761)
Shares issued	—	—	—	—	—	—
Net income (loss) from continuing operations	—	—	—	9,761	—	9,761
Balance, March 31, 2024	11,350,360	41,504	1,647,731	(1,722,235)	—	(33,000)
Shares issued	—	—	—	—	—	—
Net income (loss) from continuing operations	—	—	—	12,037	—	12,037
Balance, June 30, 2024	11,350,360	41,504	1,647,731	(1,710,198)	—	(20,963)

	Common Stock		Additional	Accumulated	Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Income (Loss)	Total
Balance, December 31, 2022	33,503,604	33,504	1,647,731	(1,739,820)	—	(58,585)
Shares issued	—	—	—	—	—	—
Net income (loss) from continuing operations	—	—	—	42,376	—	42,376
Balance, March 31, 2023	33,503,604	33,504	1,647,731	(1,697,444)	—	(16,210)
Shares issued	—	—	—	—	—	—
Net income (loss) from continuing operations	—	—	—	4,866	—	4,866
Balance, June 30, 2023	33,503,604	33,504	1,647,731	(1,692,579)	—	(11,343)

The accompanying notes are an integral part of these interim condensed financial statements

SUIC WORLDWIDE HOLDINGS LTD.

Interim Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$21,798	$47,243
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	25	25
Change in operating assets and liabilities
Accounts receivable	(10,256)	26,000
Other receivables -Income From HFT	—	9,000
Other receivables	—	—
Other interest receivables	(2,232)	(2,232)
Credit card payable	6,383	2,619
Accounts payable	(28,769)	—
Increase in accrued expenses and other current liabilities	9,322	(85,837)
Net cash used in continuing operation	(3,729)	(3,181)
Net cash provided by discontinued operation	—	—
Net cash used in operating activities	(3,729)	(3,181)

CASH FLOW FROM INVESTING ACTIVITIES
Increase in Short term investment-Held for Trading	—	—
Capital Expenditure	—	—
Making loans to others	—	—
Net cash used in investing activities	—	—

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from non-related party loan	—	—
Proceed from related party loan	14,595	—
Net cash provided by(used in) financing activities	14,595	—

Effect of exchange rate changes on cash:
INCREASE(DECREASE) IN CASH	$10,866	$(3,181)
Cash - beginning of year	$7,600	$16,072
Cash - end of year	$18,466	$12,891

Supplement disclosure information
Cash paid for interest	$801	$10,163
Cash paid for interest-discontinued operation	—	—
Cash paid for income taxes	—	—
Cash paid for income taxes-discontinued operation	—	—

The accompanying notes are an integral part of these interim condensed financial statements.

SUIC WORLDWIDE HOLDINGS LTD.

Notes to the Financial Statements

June 30, 2024

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

From 2018 to present, the Company focused in products and services that adopt IT, cloud computing, mobile payments, Big Data, Blockchain and AI, and other new and exciting business models that will create revolutionary products and services. From 2020 to present, the Company through promissory notes becomes major creditor and stakeholder in Beneway Holdings Group (its corporate name was changed from Sinoway International Corp.). As of June 30, 2024, Midas Touch Technology Co. Ltd., doesn’t have any operation and net assets. The company works with Beneway Holdings Group in several new business ventures with focus on the following fields:

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

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital surplus of $95,950, an accumulated deficit of $1,710,198 and stockholders’ deficit was $20,963 as of June 30, 2024. The Company did not generate positive cash flow from its continuing operation. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 – Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by U.S. GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of SUIC WORLDWIDE HOLDINGS LTD for the year ended December 31, 2023.

When used in these notes, the terms “SUIC,” “Company,” “we,” “us” and “our” mean SUIC WORLDWIDE HOLDINGS LTD.. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.

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

During Q2 of 2024, in order to manage credit risk from QQ Pay Pty Ltd., the Company set up three party agreement with QQ Pay Pty Ltd. and North American Chinese Financial Association. In this agreement, the Company offset the full outstanding balance due from the QQ Pay in amount of $8,769.

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

Our quarterly results are impacted principally by the total value, scope, and terms of our client contracts. Our utilization rate can be affected by seasonal variations in the demand for our services from our clients. Our income as of June 30, 2024 is from the US.

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

For investment in Midas Touch Technology Co. Ltd., we have 49% ownership and have significant influence on it, so we adopt equity method to recognize the investment. Due to this company didn’t have any net assets and operation yet as of June 30, 2024, we account for it as $0.

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

Our Short Term Investment -Held-For-Trading - iDrink, Taiwan of $30,000 is measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of June 30, 2024 and December 31, 2023.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted by the U.S. government which included a wide range of tax reform affecting businesses including the corporate tax rates, international tax provisions, tax credits and deduction with majority of the tax provision effective after December 31, 2017. Certain activities conducted in foreign jurisdictions may result in the imposition of U.S. corporate income taxes on Takung when its subsidiaries, controlled foreign corporations (“CFCs”), generate income that is subject to Subpart F or GILTI under the U.S. Internal Revenue Code beginning after December 31, 2017.

The Coronavirus Aid, Relief and Economy Security (CARES) Act (“the CARES Act, H.R. 748”) was signed into law on 27 March 2020. The CARES Act temporarily eliminates the 80% taxable income limitation (as enacted under the Tax Cuts and Jobs Act of 2017) for NOL deductions for 2018-2020 tax years and reinstated NOL carrybacks for the 2018-2020 tax years. Moreover, the CARES Act also temporarily increases the business interest deduction limitations from 30% to 50% of adjusted taxable income for the 2019 and 2020 taxable year. Lastly, the Tax Act technical correction classifies qualified improvement property as 15-year recovery period, allowing the bonus depreciation deduction to be claimed for such property retroactively as if it was included in the Tax Act at the time of enactment. The Company does not anticipate a material impact on its financial statements as of December 31, 2020 due to the recent enactment.

The Company accounts for an unrecognized tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the tax authorities.

Earnings per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion. For the six months ended June 30, 2024 and 2023, the difference between numbers of basic and diluted shares of common stock is due to effect of convertible promissory note hypothetical conversion.

Accounting pronouncements issued but not yet adopted

The Company does not believe any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 4 – Loan Receivable

There was no loan receivable made during the period. The outstanding balance of loan receivable include: 1. the Company paid fees $14,431 on behalf of Unise Investment Ltd.; 2. made loan to Sinoway International Corp in amount of $90,000, which have accrued interest receivables in amount of $13,934. The interest income accrued in amount of $2,232 as of June 30, 2024.

NOTE 5 – Convertible Promissory Note

There was no convertible promissory note made during the period. The outstanding balance of convertible promissory note was $279,000 as of June 30, 2024.

NOTE 6 – Income Taxes

As of June 30, 2024, the unused net operating loss carryover was $987,788. Due to the Company experienced net loss for a long period, so it treats deferred tax asset generated by net operating loss in a conservative manner. The Company deem the chance of the deferred tax asset being fully realized less than 50%. Thus, the Company recognized Valuation Allowance for Deferred Asset as full amount of deferred tax asset.

The ending balance of Deferred Tax Asset and its Valuation Allowance are stated as following:

	June 30	December 31,
	2024	2023
Deferred Tax Asset	$207,435	$214,062

Valuation Allowance	(207,435)	(214,062)

Deferred Tax Asset (Net)	$—	$—

A reconciliation of the provision for income taxes to the Company’s effective income tax rate for is as follows:

	Six Months Ended June 30,
	2024	2023
Pre-tax income(loss)	$21,798	$47,243
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax expense(credit)	4,578	9,921
Change of valuation allowance	(4,578)	(9,921)
Effective tax expense	$—	$—

NOTE 7 – Related Party Transactions

From January to June 2024, the Company incurred $9,322 in loan interest expense due to SC Kan, who can significantly influence the management or operating policies of the Company. The principal loan balance due to S.C. Kan, as of June 30, 2024, was $401,329, consisting of short term debt $122,329 and convertible promissory note $279,000. As of June 30, 2024, balance of interest from the loans was $14,154.

NOTE 8 – Concentration of Risks

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investment, account receivables, as well as dividend receivable. The carrying values of the financial instruments approximate their fair values due to their short-term maturities. The Company places its cash and cash equivalents with financial institutions with high-credit ratings and quality. As of June 30, 2024, there were no amounts in excess of the FDIC guarantee.

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

Concentration of Customers

As of June 30, 2024, the Company only have transaction with East West Development LLC, with revenue amount of $60,000.

As of June 30, 2024, the Accounts Receivable balance is $197,055. For which, East West Development LLC takes the full outstanding balance of this amount.

Concentration of Vendors

As of June 30, 2024, the outstanding balance of Accounts Payable is $1,231 from North American Chinese Financial Association.

NOTE 9 – SUBSEQUENT EVENTS

On July 31, 2024, SUIC Worldwide Holdings Ltd. (OTC), in partnership with I.Hart Group, took significant steps towards its strategic expansion in the United States by organizing the largest distribution, OEM, and franchising teams for the tri-state area of New York, New Jersey, and Connecticut. These teams are integral to the company's growth strategy on the East Coast, with plans to establish two food processing factories in the region to support production and distribution requirements for institutional clients, including supermarkets, hotels, and hospitals. Additionally, the teams have commenced due diligence for the transformation of existing restaurants and the establishment of new franchisees, with a plan to replicate this model in other states, including Georgia, Texas, and the West Coast.

In China, SUIC and I.Hart Group celebrated the grand openings of two new Monga© stores in Shandong and Fujian provinces on July 6, 2024. The companies aim to open 100 stores within the next year, reflecting their ongoing commitment to expanding the Monga© brand internationally. The successful entry into the mainland China market underscores the group's strong market strategy and brand execution capabilities.

NOTE 10 – CONTINGENCY AND COMMITMENT

As of April 16, 2024, SUIC Worldwide Holdings Ltd. has entered into franchise authorizations in collaboration with I.Hart Group Taiwan and MONGA© Fried Chicken. These authorizations include commitments to expand operations in Shandong Province, China, and Tokyo, Japan. The expansion plan in Shandong includes the opening of 10 stores in the first year, with a total commitment to establish 300 stores within five years. The franchise agreement in Tokyo covers the metropolitan area and its surrounding satellite cities, with a potential expansion to serve a population of 38 million.

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

Overview

From 2018 to present, the Company focused in products and services that adopt IT, cloud computing, mobile payments, Big Data, Blockchain and AI, and other new and exciting business models that will create revolutionary products and services. On August 7, 2021, the Company has acquired 49% of the registered shares of Midas Touch Technology Co. Ltd., a digital asset management platform and company registered in the U.K. From 2020 to present, the Company through promissory notes becomes major creditor and stakeholder in Beneway Holdings Group (its corporate name was changed from Sinoway International Corp.). As of June 30, 2024, Midas Touch Technology Co. Ltd., doesn’t have any operation and net assets.

The Company is working new businesses in various fields through careful review and critical selection of new growth businesses. The Company is working to strengthen our core competencies in high technology and blockchain related businesses, such as blockchain apps technology, fintech services, professional consultancy for ICO’s, and other high potential critical blockchain projects.

Results of Operations

Three and Six Months ended June 30, 2024 and 2023.

Revenue

The Company recognized $30,000 and $30,000 of revenue during the three months ended June 30, 2024 and June 30, 2023, and $60,000 and $90,000 of revenue during six months ended June 30, 2024 and June 30, 2023 respectively. Our revenues were generated from the I.T. management consulting services. Decrease in revenue is because the Company finished up a high income ad-hoc project from East West Development LLC in 2023.

Expenses:

Operating expenses were $7,991 and $12,693 for the three months ended June 30, 2024 and 2023 and $17,433 and $26,162 for the six months ended June 30, 2024 and 2023, respectively. The decrease was primarily due to the decrease in the cost of services.

On June 30, 2023, the Company write-off uncollectible dividends in full amount of $9,000 because iDrink Technology Co., Ltd. operating condition becomes inferior, the management deem iDrink unable to payout the dividends it declared before.

Interest expense

During the three months ended June 30, 2024 and 2023, the Company had interest expense of $4,695 and $4,899 and during the six months ended June 30, 2024 and 2023, the company had interest expenses of $9,322 and $10,163, from related party short-term debt and convertible promissory note .

Net income

As a result of the foregoing, the Company generated net income (loss) of $12,037 and $4,866 for the three months ended June 30, 2024 and 2023, and $21,798 and $47,242 for the six months ended June 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

We have funded our operations to date primarily through operations, loans and capital contributions. Due to our negative cash flow from operating activities, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s management recognizes that the Company must generate sales and obtain additional financial resources to continue to develop its operations.

 As of June 30, 2024, we had a working capital surplus of $95,950. Our current assets on June 30, 2024 were $245,521. They are consisting of cash of $18,466, accounts receivable of $197,055, short term investment- held-for-trading in iDrink Technology Co. Ltd. $30,000. Our current liabilities were primarily composed of credit card payable of $11,857, accounts payable of $1,230 accrued expenses and accrued expenses and other liabilities of $14,154, and short term debt $122,329.

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

Cash Flow from Operating Activities

Net cash provided (used) in operating activities was ($3,729) during the six months ended June 30, 2024 which consisted of our net earnings of $21,798 with a change in accounts receivable of $10,256, increase in interest receivables $2,232 and a change in accrued interest expenses of $9,322 and accounts payables $28,7698.

Net cash provided (used) in operating activities was ($3,181) during the six months ended June 30, 2023 which consisted of our net earnings of $47,243 with a change in accounts receivable of $26,000, increase in interest receivables $2,232, other receivables- income from HFT $9,000, and a change in accrued expenses of ($85,837).

Cash Flow from Investing Activities

Net cash used in investing activities totaled $0 for the three months ended June 30, 2024.

Net cash used in investing activities totaled $0 for the three months ended June 30, 2023.

Cash Flow from Financing Activities

Net cash provided by financing activities totaled $14,595 of proceeds from related party loans for the six months ended June 30, 2024.

Net cash provided by financing activities totaled $0 of proceeds from related party loans for the sixmonths ended June 30, 2023.

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

During Q2 of 2024, in order to manage credit risk from QQ Pay Pty Ltd., the Company set up three party agreement with QQ Pay Pty Ltd. and North American Chinese Financial Association. In this agreement, the Company offset the full outstanding balance due from the QQ Pay in amount of $8,769.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, which presently comprises our Chief Executive Officer, Mr. Hank Wang and our Chief Financial Officer Ms. Yanru Zhou. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2024 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

 PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company was not a party to any legal proceeding or litigation as of June 30, 2024.

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

Signatures

Date: August 20, 2024	By:	/s/ Hank Wang
Hank Wang Chief Executive Officer

Date: August 20, 2024	By:	/s/ Yanru Zhou
Yanru Zhou Chief Finance Officer

