Form 10-Q
period 2024-09-30
SUIC Worldwide Holdings Ltd.
filed 2025-01-31
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of September 30, 2024, 11,396,638 shares of the Company’s common stock, $0.01 par value, were issued and outstanding.

SUIC WORLDWIDE HOLDINGS LTD.

FORM 10-Q

September 30, 2024

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Control and Procedures	16

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Mine Safety Disclosures.	17
Item 5.	Other Information.	17
Item 6.	Exhibits	17
SIGNATURES		18

SUIC WORLDWIDE HOLDINGS LTD.

Index to the condensed financial statements

Table of Contents	Page(s)
Condensed Balance Sheets at September 30, 2024 (Unaudited) and December 31, 2023	F-2
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)	F-3
Condensed Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2024 and December 31, 2023 (Unaudited)	F-4
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023 (Unaudited)	F-5
Notes to the Condensed Financial Statements (Unaudited)	F-6 - F-10

3

SUIC Worldwide Holdings Ltd.

Condensed Balance Sheet

September 30, 2024

(Unaudited)

	September 30, 2024 (UNAUDITED)	December 31, 2023 (Restated)
ASSETS
CURRENT ASSETS:
Cash	$13,079	$7,600
Accounts receivable, net	220,824	186,799
Account receivable – related party	3,769	—
Notes receivable	90,000	90,000
Short Term Investment- Held-for-Trading	30,000	30,000
Total Current Assets	353,902	314,399
NON-CURRENT ASSETS:
Fixed asset- office equipment laptop	63	100
Interest receivables on note receivables	15,068	11,702
Other receivables	58,078	58,078
Total Noncurrent Assets	73,209	69,880
Total Assets	$427,111	$384,279

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Credit card payable	$19,776	$5,474
Accounts payable	—	30,000
Short term debt – related party	125,397	107,734
Total Current Liabilities	145,173	143,208
NONCURRENT LIABILITIES:
Accrued expenses and other liabilities	18,902	4,832
Convertible promissory notes payable – related party	279,000	279,000
Total Noncurrent liabilities	297,902	283,832
Total Liabilities	443,074	427,040
Stockholders’ Deficiency
Common stock, $0.001 par value, 394,500,000 shares authorized; 11,396,638 shares issued and outstanding, respectively.	41,544	41,504
Additional paid-in capital	1,648,091	1,647,731
Accumulated deficit	(1,705,598)	(1,731,996)
Total Stockholders' Deficiency	(15,964)	(42,761)
Total Liabilities and Stockholders' Deficiency	$427,111	$384,279

The accompanying notes are an integral part of these interim condensed financial statements

SUIC Worldwide Holdings Ltd.

Condensed Statements of Operations and Comprehensive Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$30,000	$30,000	$90,000	$120,000
Cost of revenues	400	—	13,278	—
Gross profit	29,600	30,000	76,723	120,000
Operating expense
Professional fees	16,289	17,313	23,870	27,753
General and administrative expenses	1,858	4,660	9,126	16,848
Other operating expenses	2,013	1,409	4,597	4,943
Total operating expenses	20,159	23,382	37,593	49,544
Income (Loss) from operations	9,441	6,618	39,130	70,456
Interest income	1,134	4,134	3,366	6,702
Total Income	10,575	10,752	42,496	77,158
Other expense:
Interest expense - related party	4,746	4,953	14,068	15,116
Interest expense – other	1,228	—	2,029	—
Expense for uncollectible dividends	—	—	—	9,000
Total other expense:	5,975	4,953	16,097	24,116

Income (Loss) from continuing operations before income tax provision	4,599	5,799	26,397	53,042
Income tax provision	—	—	—	—
Net Income (Loss) from continuing operations	4,599	5,799	26,397	53,042

Net Income (Loss)	$4,599	$5,799	$26,397	$53,042
Comprehensive Income (Loss)	$4,599	$5,799	$26,397	$53,042

Weighted average shares outstanding
Basic	11,396,638	20,939,753	11,396,638	20,939,753
Diluted	290,396,638	307,939,753	290,396,638	307,939,753

The accompanying notes are an integral part of these interim condensed financial statements

SUIC WORLDWIDE HOLDINGS LTD.

Condensed Statements of Stockholders' Equity (Deficiency)

(Unaudited)

	Common Stock		Additional	Accumulated	Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Comprehensive Income (Loss)	Total
Balance, December 31, 2023	11,356,638	41,504	1,647,731	(1,731,995)	—	(42,761)
Net income	—	—	—	9,761	—	9,761
Balance, March 31, 2024	11,356,638	41,504	1,647,731	(1,722,235)	—	(33,000)
Net income	—	—	—	12,037	—	12,037
Balance, June 30, 2024	11,356,638	41,504	1,647,731	(1,710,198)	—	(20,963)
Shares Issued to IGala Commonwealth Ltd	40,000	40	360	—	—	400
Net income	—	—	—	4,599	—	4,599
Balance, September 30, 2024	11,396,638	41,544	1,648,091	(1,705,598)	—	(15,964)

	Common Stock		Additional	Retained Earnings	Accumulated Other
	Number of Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Comprehensive Income (Loss)	Total
Balance, December 31, 2022	33,503,604	33,504	1,647,731	(1,739,820)	—	(58,585)
Net income	—	—	—	42,376	—	42,376
Balance, March 31, 2023	33,503,604	33,504	1,647,731	(1,697,444)	—	(16,210)
Net income	—	—	—	4,866	—	4,866
Balance, June 30, 2023	33,503,604	33,504	1,647,731	(1,692,578)	—	(11,343)
Net income	—	—	—	5,799	—	5,799
Balance, September 30, 2023	33,503,604	33,504	1,647,731	(1,686,779)	—	(5,544)

The accompanying notes are an integral part of these interim condensed financial statements

SUIC Worldwide Holdings Ltd.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$26,397	$53,042
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	38	38
Change in operating assets and liabilities
Accounts receivable	(30,256)	100,726
Account receivable-related party	(3,769)	—
Other receivables- others	—	9,000
Other interest receivables	(3,366)	(3,366)
Credit card payable	14,302	4,735
Accrued expenses and other current liabilities	14,070	(170,115)
Other payable	(30,000)	—
Net cash used in operating activities	(12,584)	(5,940)

CASH FLOW FROM INVESTING ACTIVITIES
Net cash used in investing activities	—	—

CASH FLOW FROM FINANCING ACTIVITIES
40,000 common stock issued to IGala Commonwealth Ltd	400
Net change in short term loan payable	17,663	—
Net cash provided by(used in) financing activities	18,063	—

INCREASE(DECREASE) IN CASH	5,479	(5,940)
Cash - beginning of year	7,600	16,072
Cash - end of period	$13,079	$10,131

Supplement disclosure information
Cash paid for interest	2,029	—
Cash paid for income taxes	—	—

The accompanying notes are an integral part of these interim condensed financial statements

SUIC Worldwide Holdings Ltd.

Notes to the Financial Statements

September 30, 2024

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

From 2018 to present, the Company focused in products and services that adopt IT, cloud computing, mobile payments, Big Data, Blockchain and AI, and other new and exciting business models that will create revolutionary products and services. From 2020 to present, the Company through promissory notes becomes major creditor and stakeholder in Beneway Holdings Group (its corporate name was changed from Sinoway International Corp.). As of September 30, 2024, Midas Touch Technology Co. Ltd., doesn’t have any operation and net assets. The company works with Beneway Holdings Group in several new business ventures with focus on the following fields:

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

NOTE 2 – Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of operations for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K for the fiscal year ended December 31, 2024

When used in these notes, the terms “SUIC,” “Company,” “we,” “us” and “our” mean SUIC WORLDWIDE HOLDINGS LTD. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.

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

Our quarterly results are impacted principally by the total value, scope, and terms of our client contracts. Our utilization rate can be affected by seasonal variations in the demand for our services from our clients. Our income as of September 30, 2024 is from the US.

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

For investment in Midas Touch Technology Co. Ltd., we have 49% ownership and have significant influence on it, so we adopt equity method to recognize the investment. Due to this company didn’t have any net assets and operation yet as of September 30, 2024, we account for it as $0.

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

Our Short Term Investment -Held-For-Trading - iDrink, Taiwan of $30,000 is measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of September 30, 2024 and December 31, 2023.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investment, account receivables, as well as dividend receivable. The carrying values of the financial instruments approximate their fair values due to their short-term maturities. The Company places its cash and cash equivalents with financial institutions with high-credit ratings and quality. As of September 30, 2024, there were no amounts in excess of the FDIC guarantee.

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

Concentration of Customers

For the nine months ended September 30, 2024, the Company only had transactions with East West Development LLC, with a revenue amount of $90,000.

For the nine months ended September 30, 2023, the Company only had transactions with East West Development LLC, with a revenue amount of $120,000.

Earnings per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion. For the nine months ended September 30, 2024 and 2023, the difference between numbers of basic and diluted shares of common stock is due to effect of convertible promissory note hypothetical conversion.

 Accounting pronouncements issued but not yet adopted

The Company does not believe any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital of $99,830, an accumulated deficit of $(1,705,598) and stockholders’ deficit was $(15,964) as of September 30, 2024. The Company generated positive cash flow from its continuing operation. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The company is seeking for external resource of financing and develop new business in new fields to generate adequate cash flow for purpose of mitigating such unfavorable situation.

NOTE 4 - Short Term Investment- Held-for-Trading

On August 15, 2019, the Company and iDrink Technology Co. Ltd., Taiwan, signed an investment agreement and the amount of $30,000 was remitted to iDrink Technology’s designated bank account as investment. In exchange, iDrink Technology should issue twenty percent (20%) of its common stock shares to the Company.

NOTE 5 – Restatement

Note receivable and other receivable balance were restated at December 31, 2023 to reflect the appropriate classification, refer to Note 6 and Note 7.

NOTE 6 – Note Receivable

On August 25, 2020, July 5, 2021 and August 24, 2021, the Company made three promissory notes to Sinoway International Corp in the total amount of $90,000. The note has an interest rate of 5% per annum, unsecured and due upon demand.

	As of September 30, 2024	December 31, 2023
	(Unaudited)	(Restated)
Principal	$90,000	$90,000
Accrued interest	$15,068	$11,702

For the three-month ended September 30, 2024 and 2023, the interest income recognized associated with this loan was $1,134 and $1,134, respectively

For the nine-month ended September 30, 2024 and 2023, the interest income recognized associated with this loan was $3,366 and $3,366, respectively.

NOTE 7 – Other receivables

	As of September 30, 2024	December 31, 2023
	(Unaudited)	(Restated)
Nora Lin	$41,647	41,647
Unise Investment Ltd.	14,431	14,431
SUIC Beneway USA Inc.	2,000	2,000
Total	$58,078	$58,078

NOTE 8- Related Party Transactions

As of September 30, 2024 and December, 31, 2023, National American Chinese Financial Association, a significant shareholder of the Company owes the Company $3,769 and $0, respectively.

The Company has signed the following convertible promissory note agreements with creditor, Shoou Chyn Kan, with an outstanding total $279,000.00 as of September 30, 2024 and December 31, 2023. The notes have parity in conversion in to common share for $0.001 per share with interest rate 5% per annum. The composition of the outstanding balances is stated in the following table:

October 1, 2017	$65,000 loan granted convertible to 65 million shares of common stock of the Company.
December 1, 2018	$20,000 loan granted convertible to 20 million shares of common stock of the Company.
January 29, 2019	$15,000 loan granted convertible to 15 million shares of common stock of the Company.
June 1, 2019	$50,000 loan granted convertible to 50 million shares of common stock of the Company.
July 1, 2019

$20,000 loan granted convertible to 20 million shares of common stock of the Company.

On November 6, 2023, Shoou Chyn Kan converted 8,000,000 shares of common stock and the reduced this loan principal amount to USD$12,000 and a new Note was issued reduced by the principal amount so converted.

December 1, 2019	$20,000 loan granted convertible to 20 million shares of common stock of the Company.
January 22, 2020	$35,000 loan granted convertible to 35 million shares of common stock of the Company.
June 1, 2020	$12,000 loan granted convertible to 12 million shares of common stock of the Company.
August 25, 2020	$25,000 loan granted convertible to 25 million shares of common stock of the Company.
December 28, 2020	$25,000 loan granted convertible to 25 million shares of common stock of the Company.

The Company signed the following unsecured short term loan agreements with creditor, Shouo Chyn Kan for a total of $172,734 in the years 2020 and 2021. The loan is non-interest bearing and due-on demand.  For the nine month ended September 30, 2024, the Company paid a total of $21,441.52 towards the balance and received $39,104.44 in additional funding from the short-term loans. The short term debts total $125,396.93 as of September 30, 2024

Balance 12/31/2020	$2,734.00
March 29, 2021	$10,000.00
August 23, 2021	$80,000.00
December 16, 2021	$60,000.00
December 21, 2021	$20,000.00
January 23, 2024	$2,104.00
February 15, 2024	$25,000.00
July 30, 2024	$12,000.00

NOTE 9 – Equity

As of September 30, 2024, there were 11,396,638 shares outstanding.

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

On November 6, 2023, Shoou Chyn Kan converted a portion $20,000 convertible loan issued on July 1, 2019 into 8,000,000 shares of common stocks.

NOTE 10 – Income Taxes

As of September 30, 2024, the unused net operating loss carryover was $992,825. Due to the Company experienced net loss for a long period, so it treats deferred tax asset generated by net operating loss in a conservative manner. The Company deem the chance of the deferred tax asset being fully realized less than 50%. Thus, the Company recognized Valuation Allowance for Deferred Asset as full amount of deferred tax asset. The ending balance of Deferred Tax Asset and its Valuation Allowance are stated as following:

	September 30,	December 31,
	2024	2023
Deferred Tax Asset	193,793	214,062

Valuation Allowance	(193,793)	(214,062)

Deferred Tax Asset (Net)	$—	$—

A reconciliation of the provision for income taxes to the Company’s effective income tax rate for is as follows:

	Nine Months Ended September 30,
	2024	2023
Pre-tax income(loss)	$26,397	$53,042
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax expense(credit)	5,543	11,138
Change of valuation allowance	(5,543)	(11,138)
Effective tax expense	$—	$—

NOTE 11 – CONTINGENCY AND COMMITMENT

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

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to September 30, 2024, and to the date these financial statements were issued and has determined that it does not have any subsequent events to disclose in these financial statements.

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

Overview

From 2018 to present, the Company focused in products and services that adopt IT, cloud computing, mobile payments, Big Data, Blockchain and AI, and other new and exciting business models that will create revolutionary products and services. On August 7, 2021, the Company has acquired 49% of the registered shares of Midas Touch Technology Co. Ltd., a digital asset management platform and company registered in the U.K. From 2020 to present, the Company through promissory notes becomes major creditor and stakeholder in Beneway Holdings Group (its corporate name was changed from Sinoway International Corp.). As of September 30, 2024, Midas Touch Technology Co. Ltd., doesn’t have any operation and net assets.

The Company is working new businesses in various fields through careful review and critical selection of new growth businesses. The Company is working to strengthen our core competencies in high technology and blockchain related businesses, such as blockchain apps technology, fintech services, professional consultancy for ICO’s, and other high potential critical blockchain projects.

Results of Operations

Three and Nine Months ended September 30, 2024 and 2023

Revenue

The Company recognized $30,000 and $30,000 of revenue during the three months ended September 30, 2024 and September 30, 2023, and $90,000 and $120,000 of revenue during nine months ended September 30, 2024 and September 30, 2023 respectively. Our revenues were generated from the I.T. management consulting services. Decrease in revenue is because the Company finished up a high income ad-hoc project from East West Development LLC in 2023.

Expenses

Operating expenses were $20,159 and $23,382 for the three months ended September 30, 2024 and 2023 and $36,904 and $49,544 for the nine months ended September 30, 2024 and 2023, respectively. The decrease was primarily due to the decrease in the cost of services.

Interest expense

During the three months ended September 30, 2024 and 2023, the Company had interest expense of $1,228 and $0 and during the nine months ended September 30, 2024 and 2023, the company had interest expenses of $14,068 and $15,116, from related party short-term debt and convertible promissory notes payable.

Net income

As a result of the foregoing, the Company generated net income (loss) of $4,601 and $5,799 for the three months ended September 30, 2024 and 2023, and $27,087and $53,042 for the nine months ended September 30, 2024 and 2023, respectively.

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

As of September 30, 2024, we had a working capital surplus of $208,730. Our current assets on September 30, 2024 were $353,902. They are consisting of cash of $13,079, accounts receivable of $220,824, note receivable from Sinoway International of $90,000 and a short term investment- held-for-trading in iDrink Technology Co. Ltd. $30,000. Our current liabilities total $145,173 were primarily composed of credit card payable of $19,776, and short term debt $125,397.

As of September 30, 2023, we had a working capital of $122,698. Our current assets on September 30, 2023 were $301,930. They are consisting of cash of $10,131, accounts receivable of $261,799, Short Term Investment- Held-for-Trading in iDrink Technology Co. Ltd. $30,000, Our current liabilities were primarily composed of credit card payable of $6,499, and short term debt $172,734.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $0 for the nine months ended September 30, 2024.

Net cash used in investing activities totaled $0 for the nine months ended September 30, 2023.

Cash Flow from Financing Activities

Net cash provided by financing activities totaled $18,063 of proceeds from related party loans and issue of 40,000 new shares to IGala Commonwealth Ltd. for the nine months ended September 30, 2024.

Net cash provided by financing activities totaled $0 of proceeds from related party loans for the nine months ended September 30, 2023.

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

Our quarterly results are impacted principally by the total value, scope, and terms of our client contracts. Our utilization rate can be affected by seasonal variations in the demand for our services from our clients. As of September 30, 2024, we generated revenue from the US. Our operating expenses include professional fees, technology costs, software and data hosting expenses, and other office related expenses.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, which presently comprises of our Mr. Yu-Chieh Kuo as Chairman of the Board of Directors effective October 30, 2023, the Chief Executive Officer, Mr. Hank Wang and our Chief Financial Officer Ms. Yanru Zhou. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2024 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company was not a party to any legal proceeding or litigation as of the date of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101	The following materials from SUIC Worldwide Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2024 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Interim Condensed Balance Sheet; (ii) the Interim Condensed Statement of Comprehensive Income; (iii) the Interim Condensed Statements of Cash Flows, and (iv) Notes to the Interim Condensed Financial Statements. This Exhibit 101 is deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SUIC Worldwide Holdings Ltd.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURES

Date: January 24, 2025.

By: /s/ Hank Wang

Hank Wang

Chief Executive Officer

Date: January 24, 2025.

By: /s/ Yanru Zhou

Yanru Zhou

Chief Finance Officer

