Form 10-K
period 2024-12-31
SUIC Worldwide Holdings Ltd.
filed 2025-07-01
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of December 31, 2024, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the OTC Bulletin Board was approximately $836,279 (3,331,788 shares at $0.2510 per share).

As of June 23, 2025, 11,396,638 shares of the Company’s common stock, $0.01 par value, were issued and outstanding.

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

From 2018 to present, the Company focused in products and services that adopt IT, cloud computing, mobile payments, Big Data, Blockchain and AI, and other new and exciting business models that will create revolutionary products and services. From 2020 to present, the Company through promissory notes becomes major creditor and stakeholder in Beneway Holdings Group Ltd (its corporate name was changed from Sinoway International Corp.). As of December 31, 2024, Midas Touch Technology Co. Ltd. had nominal operations and nominal assets. The Company works with Beneway Holdings Group Ltd (“Beneway”) in several new business ventures with focus on the following fields:

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

Employees

The company currently has 2 directors and 3 employees in the Taiwan office, and 1 director in the Malaysian office.

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

There is significant competition in both the software industry and the blockchain industry with more established companies. We are not only competing with other software and blockchain providers but also with companies offering different kinds of software and blockchain solutions, which are usually more established and have greater resources to devote to research and development, manufacturing and marketing than we have. Our competitors may promote these softwares and blockchain solutions which are more readily accepted by customers than our products and maybe required to reduce the prices of our products in order to remain competitive.  Our competitors may also seek to use our financial difficulties in marketing against us.

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

	Closing Prices (1)
	High	Low

Year Ended December 31, 2024
1st Quarter	$1.8000	$1.8000
2nd Quarter	$0.8200	$0.7600
3rd Quarter	$0.8990	$0.3920
4th Quarter	$0.3900	$0.2510

Year Ended December 31, 2023
1st Quarter	$7.500	$2.000
2nd Quarter	$2.900	$1.260
3rd Quarter	$3.000	$0.950
4th Quarter	$2.750	$1.370

(1)	The above tables set forth the range of high and low closing prices per share of our common stock as reported by OTC Bulletin Board and the Pink Sheets, as applicable, for the periods indicated.

Approximate Number of Holders of Our Common Stock

On December 31, 2024, there were approximately 109 stockholders of record of our common stock.

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities.

There is no sale of unregistered securities during the fiscal year ending December 31, 2024.

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

Overview

From 2018 to present, the Company focused in products and services that adopt IT, cloud computing, mobile payments, Big Data, Blockchain and AI, and other new and exciting business models that will create revolutionary products and services. From 2020 to present, the Company through promissory notes becomes major creditor and stakeholder in Beneway Holdings Group Ltd (its corporate name was changed from Sinoway International Corp.). As of December 31, 2024, Midas Touch Technology Co. Ltd., had nominal operations and nominal assets. The company works with Beneway Holdings Group in several new business ventures with focus on the following fields:

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

Results of Operations

Years ended December 31, 2024 and 2023.

Revenue

The Company recognized $0 and $0 of revenue from continuing operations during the year ended December 31, 2024 and 2023, respectively.

Other income from Cancellation of Liability

The income from cancellation of liability was $0 and $3,000 for the years ended December 31, 2024 and 2023, respectively.

Cost of Revenues

Cost of revenues from continuing operations were $0 and $0 for the years ended December 31, 2024 and 2023, respectively.

General and Administrative Expenses

General and administrative expenses from continuing operations were $157,623 and $150,995 for the years ended December 31, 2024 and 2023, respectively. The increase was primarily due to the increase in professional fees paid for marketing activities.

Bad Debts expense

Bad debts expenses were $60,000.00 and $380,578 for the year ended December 31, 2024 and 2023.

Interest expense

Interest expenses from continuing operation was $21,618 and $20,091 for the year ended December 31, 2024 and 2023 which included the interest on the convertible promissory notes and short term debts.

Profits (Loss) from continuing operations

The Company generated losses from continuing operations of $(234,211) and $(552,753) for the years ended December 31, 2024 and 2023, respectively.

Net profits (loss)

As a result of the foregoing, the Company generated net losses of operations of $(234,211) and $(552,753) for the years ended December 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

We have funded our operations to date primarily through operations, and non-related party loans. The Company’s management recognizes that the Company must generate sales and obtain additional financial resources to continue to develop its operations

As of December 31, 2024, we had a working capital deficit of $(540,252). Our current assets on December 31, 2024 were $38,495 primarily consisting of cash in the bank. Our current liabilities were $578,747 primarily composed of loans payables- others $254,445, accrued interest payable $109,877, short term debts $97,900, other payables $96,000, credit card payable of $11,756 and accounts payables of $ 8,769.

As of December 31, 2023, we had a working capital deficit of $(426,141). Our current assets on December 31, 2023 were $7,600 primarily consisting of cash in the bank. Our current liabilities were $433,741 primarily composed of loans payables- others $103,470, accrued interest payable $91,063, short term debts $107,734, other payables $96,000, credit card payable of $5,474 and accounts payables of $30,000.

Cash Flow from Operating Activities

Net cash used in operating activities was $ $(174,245) during the year ended December 31, 2024, which consisted of our net losses from continuing operation of $(234,211) which consisted of change in other interest receivables –Beneway Group Holdings (formerly Sinoway International Corp.) $(4,000), change in other receivables- Beneway Group Holdings Ltd $60,000, a change in accounts payables $(21,231), a change in accrued expenses and other liabilities $18,814, and a change of credit card payable of $6,282.

Net cash used in operating activities was $(76,942) during the year ended December 31, 2023, which consisted of our net losses from continuing operation of $ $(552,753) primarily due to change of accounts receivables $362,525, other loans receivables $67,078, , other interest receivables$(4,500), a change of loan payables $103,470, accounts payable $30,000, accrued expenses and other current liabilities $16,948 and a change of credit card payable of $3,710.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $0 for the year ended December 31, 2024.

Net cash used in investing activities totaled $30,000 for the year ended December 31, 2023.

Cash Flow from Financing Activities

Net cash used in financing activities was $205,141 during the year ended December 31, 2024, which primarily consisted of proceeds from loan payables-others $150,975, proceeds from non-related party loan and shares issued to iGala Commonwealth Ltd. $64,000, and repayment of non-related party loan $(9,834).

Net cash used in financing activities was $38,470 during the year ended December 31, 2023, which primarily consisted of repayment of short term debt to Shoou Chyn Kan $65,000 and change in loan payable $103,470.

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

Foreign Currency Translation and Fair Value of Financial Instruments

The Company follows Section 830-10-45 of the FASB Accounting Standards Codification (“Section 830-10-45”) for foreign currency translation to translate the financial statements of the foreign subsidiary from the functional currency, generally the local currency, into U.S. Dollars. Section 830-10-45 sets out the guidance relating to how a reporting entity determines the functional currency of a foreign entity (including of a foreign entity in a highly inflationary economy), re-measures the books of record (if necessary), and characterizes transaction gains and losses. the assets, liabilities, and operations of a foreign entity shall be measured using the functional currency of that entity. An entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment, or local currency, in which an entity primarily generates and expends cash .

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

The Company follows the ASC 820 of the U.S. GAAP for fair valuation measurement. The company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, short-term debts, and long-term debt. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. This standard also establishes a hierarchy for inputs used in measuring fair value. This standard maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability based upon the best information available in the circumstances. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable for the asset or liability and their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 may also include certain investment securities for which there is limited market activity or a decrease in the observability of market pricing for the investments, such that the determination of fair value requires significant judgment or estimation.

Fair value measurements of other financial instruments – The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate fair value.

Cash and cash equivalents, accounts receivable, and accounts payable – The carrying amounts reported in the consolidated balance sheets approximate fair value because of the short-term nature of these items.

Long-term debt – The carrying amounts reported in the balance sheets approximates fair value because our interest rate is fixed.

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

Financial Statements

The full text of our audited consolidated financial statements as of December 31, 2024 and 2023 begins on page F-1 of this Report.

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

During the course of internal evaluation, following control weaknesses are noted for the fiscal year ended December 31, 2024 that required correction:

•	no independent director exists in the Board of Directors, and the directors have little understanding about U.S. GAAP and Sarbanes-Oxley Act 404 requirements in 2024.

Based upon their evaluation as of the end of the period covered by this annual report, the Company's chief executive officer and chief financial officer concluded that, due to the significant deficiencies in internal control over financial reporting described below, the Company's disclosure controls and procedures are not effective as of December 31, 2024.

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

Management is currently reviewing its staffing and systems in order to remedy the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2024. Additionally, the Registrant’s management has concluded that the Registrant has a material weakness associated with its U.S. GAAP expertise.

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

Name (1)	Age	Title
Bill Tan Yee Wei	53	Chief Technology Officer, Director
Hanwei Wang	43	Chief Executive Officer
Yanru Zhou	30	Chief Finance Officer

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

Board Attendance

During 2024, the board of directors did not hold any meetings.  All actions were taken by actions in writing.

ITEM 11.	REMUNERATION OF DIRECTORS

None of the members of the Board of Directors receives remuneration for service on the Board.

Executive Employment Contracts

We have an employment agreement with CFO, Yanru Zhou on February 28, 2018 for 5 years, subject to automatic renewals of another 5 years.

We have an employment agreement with CTO, Bill Tan Yee Wei effective January 1, 2020.

We have an employment agreement with CEO, Hanwei Wang on August 15, 2023 for 10 years.

Equity Compensation Plan Information

We do not have any compensation plan as of December 31, 2024.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of outstanding Registrant Common Stock as of December 31, 2024 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of Class (2)
North America Chinese Financial Association	3,958,850	34.737%
Hsu, Chien-Lung	1,750,000	15.355%
Esther Jou	1,655,000	14.522%
Lin, Shih-Hsiung	700,000	6.1420%
Tan Yee-Wei	500	0.0040%
Yanru Zhou	500	0.0040%
All Directors and Executive Officers as a Group (1 person)	8,064,850	70.764%

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

(2) For each shareholder, the calculation of percentage of beneficial ownership is based upon 11,396,638 shares of Common Stock outstanding as of December 31, 2024 and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

EMPLOYMENT AGREEMENTS

We have an employment agreement with CFO, Yanru Zhou on Feb. 28, 2018 for 5 years, subject to automatic renewals of another 5 years.

We have an employment agreement with CTO, Bill Tan Yee Wei effective January 1, 2020.

We have an employment agreement with CEO, Hanwei Wang on August 15, 2023 for 10 years, subject to automatic renewals.

Equity Compensation Plan Information

As of the date of this Form 10-K, the Company has not authorized any equity compensation plan, nor has our Board of Directors authorized the reservation or issuance of any securities under any equity compensation plan.

Changes in Control

During the year of 2024, there was no change in control.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

Transactions with Related Persons

During the year of 2024, the Company had no advances from related parties.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	2024	2023
Audit fees(1)	$10,440	$13,280
Audit-related fees	$—	$—
Tax fees(2)	$—	$—
All other fees	$—	$—
Total	$10,440	$13,280

(1)	Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by Victor Mokuolu, CPA PLLC, for our financial statements as of and for the year ended December 31, 2024.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES.

Exhibit No.	Description
3.1(1)	Articles of Incorporation
3.2(1)	By-Laws
4.1(1)	Form of Share Certificate
10.1(1)	Private Placement Memorandum
10.2(1)	Subscription Agreement
10.3(1)	Registration Rights Agreement
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101	The following materials from our Annual Report on Form 10-K for the year ended December 31, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. *

(1) Filed as exhibits to the registrant’s Form SB-2 filed with the Commission on June 29, 2007.

SUIC Worldwide Holdings Ltd.

December 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

SUIC Worldwide Holdings Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SUIC Worldwide Holdings, Ltd. (the “Company”) as of December 31, 2024, and December 31, 2023, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, Going Concern to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit of $2,526,784 and a working capital deficit of $540,252 as of December 31, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

A critical audit matter is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the Company’s audit committee equivalent and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Victor Mokuolu, CPA PLLC

We have served as the Company’s auditor since 2025.

Houston, Texas

June 30, 2025 PCAOB ID: 6771

SUIC Worldwide Holdings Ltd.

Balance Sheets

	December 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash	$38,495	$7,600
Total Current Assets	38,495	7,600
NONCURRENT ASSETS:
Fixed assets	—	100
Other interest receivables	15,702	11,702
Other loans receivables	30,000	90,000
Total Non-Current Assets	45,702	101,802
Total Assets	$84,197	$109,402

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)
CURRENT LIABILITIES:
Credit card payable	$11,756	$5,474
Accounts payable - related party	8,769	30,000
Short term debts	97,900	107,734
Loans payables- others	254,445	103,470
Other payables - related party	96,000	96,000
Accrued interest payable	109,877	91,063
Total Current Liabilities	578,747	433,741
NON-CURRENT LIABILITIES:
Convertible promissory notes- other	279,000	279,000
Total Non-Current Liabilities	279,000	279,000
Total Liabilities	857,747	712,741
Stockholders’ (Deficiency)
Common stock, $0.01 par value, 394,500,000 shares authorized; 11,396,638 shares and 11,356,638 shares issued and outstanding as of December 31, 2024 and 2023, respectively	41,544	41,504
Additional paid-in capital	1,711,691	1,647,731
Accumulated deficit	(2,526,784)	(2,292,573)
Total Stockholders' (Deficiency)	(773,550)	(603,339)
Total Liabilities and Stockholders' (Deficiency)	$84,197	$109,402

See accompanying notes to the financial statements.

SUIC Worldwide Holdings Ltd.

Statements of Operations

	Years Ended December 31,
	2024	2023
Revenue	$—	$—
Cost of revenues	—	—
Gross Profit	—	—
Operating Expenses
General and administrative	157,623	150,995
Bad debt expenses	60,000	380,578
Total operating expenses	157,623	531,573
Loss from operations	(217,623)	(531,573)

Other income:	5,030	7,911

Other expense:
Interest expense - related party	(18,814)	(19,948)
Interest expense – other	(2,803)	(143)
Expense for Uncollectible Dividends	—	(9,000)
Total other expense:	(21,618)	(29,091)
Loss before income tax provision	(234,211)	(552,753)
Income tax provision	—	—
Net Loss	(234,211)	(552,753)
Net Loss	$(234,211)	$(552,753)

Weighted average shares outstanding
Basic	11,380,354	4,584,035
Diluted	290,380,354	283,584,035

See accompanying notes to the financial statements.

SUIC Worldwide Holdings Ltd.

Statements of Stockholders' (Deficiency)

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated (Deficit)	Total
Balance, December 31, 2022	33,503,604	$33,504	$1,647,731	$(1,739,820)	$(58,585)
Balance, after reverse stock split (10 to 1), effective on July 25, 2023	3,356,638	$33,504	$1,647,731	$(1,739,820)	$(58,585)
Shares issued for cash	8,000,000	$8,000	—	—	$8,000
Net income (loss)	—	—	—	(552,753)	$(552,753)
Balance, December 31, 2023	11,356,638	$41,504	$1,647,731	$(2,292,573)	$(603,339)
Shares Issued for service	40,000	$40	$63,960		$64,000
Net income (loss)				$(234,211)	$(234,211)
Balance, December 31, 2024	11,396,638	$41,544	$1,711,691	$(2,526,784)	$(773,550)

See accompanying notes to the financial statements.

SUIC Worldwide Holdings Ltd.

Statements of Cash Flows

	Years Ended December 31,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$(234,211)	$(552,753)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	50	50
Impairment loss- disposal of office equipment	50	—
Change in operating assets and liabilities
Change in accounts receivable	—	362,525
Other interest receivable	(4,000)	(4,500)
Other loans receivables	60,000	67,078
Change in credit card payable	6,282	3,710
Accounts payable	(21,231)	30,000
Accrued expenses and other current liabilities	18,814	16,948

Net cash provided by (used in) operating activities	$(174,245)	$(76,942)

CASH FLOW FROM INVESTING ACTIVITIES
Short term investment	—	30,000
Net cash provided by investing activities	—	30,000

CASH FLOW FROM FINANCING ACTIVITIES
Repayment of short term debts	(9,834)	(65,000)
Proceeds from loan payables - others	150,975	—
Shares issued for cash	64,000
Loans payable	—	103,470
Net cash provided by financing activities	$205,141	$38,470

INCREASE(DECREASE) IN CASH	30,895	(8,472)
Cash - beginning of year	7,600	16,072
Cash - end of year	$38,495	$7,600

Supplement disclosure information
Cash paid for interest	$2,803	$143
Cash paid for income taxes	—	—

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

From 2018 to present, the Company focused on products and services that adopt IT, cloud computing, mobile payments, Big Data, Blockchain and AI, and other new and exciting business models that will create revolutionary products and services. From 2020 to present, the Company through promissory notes becomes major creditor and stakeholder in Beneway Holdings Group Ltd (its corporate name was changed from Sinoway International Corp.). As of December 31, 2024, Midas Touch Technology Co. Ltd., doesn’t have any operation and net assets. The company works with Beneway Holdings Group in several new business ventures with focus on the following fields:

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

NOTE 2 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital deficit of $ (540,252), an accumulated deficit of $(2,526,784) and stockholders’ deficit was $(773,550) as of December 31, 2024. The Company has generated no cash or income from its operations. There is substantial doubt about the ability of the entity to continue as a going concern within one year after the date that the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is seeking for external resource of financing and develop new business in new fields to generate adequate cash flow for purpose of mitigating such unfavorable situation. As discussed in “NOTE 8 –Subsequent Events,” the Company plans to have joint ventures with other companies and cooperation with other companies in order to attract new investment and expand new business practice.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The Company follows paragraph 310-10-50-9 of the FASB Accounting Standards Codification Receivables (Topic 310) to estimate the allowance for doubtful accounts. The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and economic conditions.

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

For the years ended December 31, 2024 and 2023, the Company recorded bad debt expenses of $60,000 and $380,578, respectively.

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

Our results are impacted principally by the total value, scope, and terms of our client contracts. Our utilization rate can be affected by seasonal variations in the demand for our services from our clients. There is zero revenue as of December 31, 2024 and 2023.

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

As ASC 321 stipulated, if the investor has less than 20% ownership, it is presumed that there is nominal influence or no significant influence over the operating and financing activities of the investee. The Company holds 10% stock of iDrink, Taiwan since 2020, which is a private company without readily determinable fair value. Thus, the Company carried the investment at cost for each reporting period the Company keep tracking on the qualitative factors in assessing whether the investment is impaired. As of December 31, 2023, the Company wrote off the investment in iDrink Taiwan.

For investment in Midas Touch Technology Co. Ltd., we have 49% ownership and have significant influence on it, so we adopt equity method to recognize the investment. Due to this company didn’t have any net assets and operation yet as of December 31, 2024, we account for it as $0.

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

Net Profit per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive warrants and options and convertible securities. Due to impact of assumption of total conversion of the convertible securities, the number of basic and diluted shares of common stock is 11,396,638 and 290,396,638 respectively.

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarify the requirements related to accounting for the settlement of a debt as an induced conversion. ASU 2024-04 is intended to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20 for convertible debt instruments with cash conversion features and debt instruments that are not currently convertible. ASU 2024-04 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. We plan to adopt ASU 2024-04 in the first quarter of fiscal year 2026. We are currently evaluating the impact of this ASU on our financial statements and disclosures.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which modifies the rules on income tax disclosures to require disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on our financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The purpose of the amendment is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. The Company will begin providing the enhanced reportable segment financial disclosures effective with its Annual Report on Form 10-K for the year ending December 31, 2024.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

NOTE 4- Convertible Promissory Note and Short Term Loans

The Company has signed the following convertible promissory note agreements with creditor, Shoou Chyn Kan, with an outstanding total $279,000 and $279,000 as of December 31, 2024 and December 31, 2023, respectively . The notes have parity in conversion in to common share for $0.001 per share with interest rate 5% per annum. The composition of the outstanding balances is stated in the following table:

Date	Description	December 31, 2024	December 31, 2023
October 1, 2017	Loan granted convertible to 65 million shares of common stock of the Company.	$65,000	$65,000
December 1, 2018	Loan granted convertible to 20 million shares of common stock of the Company.	$20,000	$20,000
January 29, 2019	Loan granted convertible to 15 million shares of common stock of the Company.	$15,000	$15,000
June 1, 2019	Loan granted convertible to 50 million shares of common stock of the Company.	$50,000	$50,000
July 1, 2019	Loan granted convertible to 20 million shares of common stock of the Company	$12,000	$20,000
December 1, 2019	Loan granted convertible to 20 million shares of common stock of the Company.	$20,000	$20,000
January 22, 2020	Loan granted convertible to 35 million shares of common stock of the Company.	$35,000	$35,000
June 1, 2020	Loan granted convertible to 12 million shares of common stock of the Company.	$12,000	$12,000
August 25, 2020	Loan granted convertible to 25 million shares of common stock of the Company.	$25,000	$25,000
December 28, 2020	Loan granted convertible to 25 million shares of common stock of the Company.	$25,000	$25,000
Total:		$279,000	$287,000
Payments:	On November 6, 2023, the creditor Shoou-Chyn Kan holder of convertible promissory note dated July 1, 2019 for $20,000 converted 8,000,000 shares of common stock at conversion price of $0.001.	-	($8,000)
Balances.		$279,000	$279,000

The Company signed the following unsecured short term debt agreements with creditor, Shoou Chyn Kan with interest rate at 1.% per annum for a total of $172,734 in the year 2020 to 2021. The short term debts total $97,900 and $107,734 as of December 31, 2024 and December 31, 2023 respectively. The company paid a total of $65,000 in the year 2023 and $48,939 in the year 2024. The Company plans to clear the balances of the Short Term Loans in year 2025, so it is classified as short-term liability. The composition of the outstanding balances is stated in the following table:

Date	December 31, 2024	December 31, 2023
Balance 12/31/2020		$2,734
March 29, 2021		$10,000
August 23, 2021		$80,000
December 16, 2021		$60,000
December 21, 2021		$20,000
Total:	$ 172,734	$ 172,734
Payments	-	$(65,000)
Balance: December 31, 2023	$107,734	$107,734
January 23, 2024	$2,104
February 14, 2024	$25,000
July 30, 2024	$12,000
Payments:	$(48,939)
Balance, December 31, 2024	$97,900

NOTE 5 – Transactions with Significant Creditors

Shoou -Chyn Kan is a significant creditor of the Company that could influence the decisions of the Company (please refer to Note 4 Convertible Promissory Note and Short Term Loans). And Shoou-Chyn Kan maintains business relationships with a number of Company’s shareholders.

As of December 31, 2024, the outstanding balance of the convertible promissory note (principal) from the creditor- Shoou -Chyn Kan is $279,000 with unpaid total balance of $105,284  in accrued interest. For the year ended December 31, 2024, the Company recognized interest expense related to those convertible promissory notes of $17,550.

As of December 31, 2023, the outstanding balance of the convertible promissory note (principal) from the credit Shoou-Chyn Kan is $279,000 with unpaid total balance of $87,734 in accrued interest. For the year ended December 31, 2023, the Company recognized interest expense related to those convertible promissory notes of $19,948.

As of December 31, 2024, the outstanding balance of the short-term loan (principal) from the creditor- Shoou -Chyn Kan is $97,900 with unpaid total balance of $4,594 in accrued interest.

As of December 31, 2023, the outstanding balance of the short-term loan (principal) from the creditor- Shoou-Chyn Kan is $107,734 with unpaid total balance of $3,329 in accrued interest.

On November 6, 2023, the creditor Shoou -Chyn Kan holder of convertible promissory note dated July 1, 2019 for $20,000 converted 8,000,000 shares of common stock at conversion price of $0.001. The shares were donated to North American Chinese Financial Association, a non-profit organization to which Shoou-Chyn Kan is a member.

The total of Loan Payable- Others was $254,445 and $103,470 as of December 31, 2024 and December 31, 2023 respectively. These loans were obtained through Shoou-Chyn Kan in business transactions with some of the Company’s shareholders.

NOTE 6 – Related Party Transactions and Balances

North American Chinese Financial Association, is a shareholder of the Company. The Company has an outstanding account payable to NACFA totaling $8,769, and $20,000 as of December 31, 2024 and December 31, 2023 respectively.

Unise Investment Corp., is a shareholder of the Company. The Company has an outstanding other payable to Unise Investment Corp totaling $96,000 and $96,000 as of December 31, 2024 and December 31, 2023 respectively. The Company has an outstanding account payable of $0 and $10,000 as of December 31, 2024 and December 31, 2023 respectively.

NOTE 7 – Income Taxes

The unused net operating loss carryover was $(2,526,784) and $2,292,573 as of December 31, 2024 and December 31, 2023 respectively. Due to the Company experienced net loss for a long period, so it treats deferred tax asset generated by net operating loss in a conservative manner. The Company deem the chance of the deferred tax asset being fully realized less than 50%. Thus, the Company recognized Valuation Allowance for Deferred Asset as full amount of deferred tax asset. The ending balance of Deferred Tax Asset and its Valuation Allowance are stated as following:

	December 31,	December 31,
	2024	2023
Deferred Tax Asset	$530,625	$481,440

Valuation Allowance	$(530,625)	(481,440)

Deferred Tax Asset (Net)	$—	—

A reconciliation of the provision for income taxes to the Company’s effective income tax rate for is as follows:

	For the year end December 31,
	2024	2023
Pre-tax income(loss)	$(234,211)	$(552,753)
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax expense(benefit)	$(49,184)	$(116,078)
Change of valuation allowance	$49,184	$116,078
Effective tax expense	$—	$—

NOTE 8 – Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-K with the SEC, and determined that the Company plans to have joint ventures with other companies and cooperation with other companies in order to attract new investment and expand new business practice.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sino United Worldwide Consolidated Ltd.

Date: June 30, 2025	By:	/s/ Han-Wei Wang
Han-Wei Wang Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Han-Wei Wang	Chief Executive Officer, Director	June 30, 2025
Han-Wei Wang	(Principal Executive Officer)

/s/ Yanru Zhou	Chief Financial Officer	June 30, 2025
Yanru Zhou	(Principal Financial Officer)

33