Form 10-Q
period 2025-03-31
SUIC Worldwide Holdings Ltd.
filed 2025-08-04
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of July 31, 2025, 11,396,638 shares of the Company’s common stock, $0.01 par value, were issued and outstanding.

SUIC WORLDWIDE HOLDINGS LTD.

FORM 10-Q

March 31, 2025

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Control and Procedures	18

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures.	19
Item 5.	Other Information.	19
Item 6.	Exhibits	19
SIGNATURES		20

SUIC WORLDWIDE HOLDINGS LTD.

Index to the financial statements

Table of Contents	Page(s)
Balance Sheets at March 31, 2025 (Unaudited) and December 31, 2024	F-1
Unaudited Statements of Operations for the Three Months Ended March 31, 2025 and 2024	F-2
Unaudited Statement of Stockholders’ Deficiency for the Three Months Ended March 31, 2025 and 2024	F-3
Unaudited Statements of Cash Flows for the Three Months Ended March 31, 2025 and 2024	F-4
Notes to the Financial Statements (Unaudited)	F-5 - F-10

4

SUIC WORLDWIDE HOLDINGS LTD.

Balance Sheet

March 31, 2025

	March 31, 2025 (Unaudited)	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash	$14,466	$38,495
Total Current Assets	14,466	38,495
NONCURRENT ASSETS:
Other interest receivables	16,072	15,702
Other loan receivables	31,231	30,000
Total Noncurrent Assets	31,231	45,702
Total Assets	$45,697	$84,197

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Credit Card payable	$12,437	$11,756
Accounts payable - related party	—	8,769
Short term debts	97,900	97,900
Loan payables- others	259,445	254,445
Other payables - related party	86,000	96,000
Accrued expenses and other liabilities	114,446	109,877
Total Current Liabilities	570,228	578,747
NONCURRENT LIABILITIES:
Convertible promissory notes- other	279,000	279,000
Total Noncurrent Liabilities	279,000	279,000
Total Liabilities	849,228	857,747
Stockholders’ Deficiency
Common stock, $0.001 par value, 394,500,000 shares authorized; 11,396,638 shares and 11,396,638 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	41,544	41,544
Additional paid-in capital	1,711,691	1,711,691
Accumulated deficit	(2,556,766)	(2,526,784)
Total Stockholders' Deficiency	(803,531)	(773,550)
Total Liabilities and Stockholders' Deficiency	$45,697	$84,197

The accompanying notes are an integral part of these unaudited financial statements.

SUIC WORLDWIDE HOLDINGS LTD.

Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—
General and administrative expenses	12,038	16,320
Bad debts expense	15,702	60,000
Income (Loss) from operations	(27,740)	(76,320)

Other income- interest income	3,008	1,110
Total other income	3,008	1,110
Other expense:
Interest expense - other	(680)	(401)
Interest expense - related party	(4,569)	(4,628)
Total other expense	(5,249)	(5,029)
Income (Loss) before income tax provision	(29,981)	(80,239)
Income tax provision	—	—
Income (Loss)	(29,981)	(80,239)
Net Income (Loss)	$(29,981)	$(80,239)

Weighted average shares outstanding
Basic	11,396,638	4,125,300
Diluted	290,396,638	283,125,300

The accompanying notes are an integral part of these unaudited financial statements.

SUIC WORLDWIDE HOLDINGS LTD.

Statements of Stockholders' Deficiency

(Unaudited)

	Common Stock		Additional	Accumulated
	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Total
Balance, December 31, 2024	11,396,638	41,544	1,711,691	(2,526,784)	(773,550)
Shares Issued	—	—			—
Net loss	—	—	—	(29,981)	(29,981)
Balance, March 31, 2025	11,396,638	41,544	1,711,691	(2,556,766)	(803,531)
Balance, December 31, 2023	11,356,638	41,504	1,647,731	(2,292,573)	(603,339)
Shares Issued	40,000	40	63,960		—
Net loss	—	—	—	(80,239)	(80,239)
Balance, March 31, 2024	11,396,638	41,504	1,647,731	(2,372,812)	(683,578)

The accompanying notes are an integral part of these unaudited financial statements.

SUIC WORLDWIDE HOLDINGS LTD.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(29,981)	$(80,239)
Adjustment to reconcile net income to net cash provided by (used in) operating activities
Depreciation	—	12
Credit loss of dividend receivable	—	—
Change in operating assets and liabilities
Accounts receivable	—	—
Other loan receivables	(1,231)	60,000
Other interest receivable	15,702	(1,110)
Credit card payable	681	4,091
Accounts payable	(8,769)	(10,000)
Accrued expenses and other current liabilities	4,569	4,628
Net cash used in operating activities	$(19,030)	$(22,618)

CASH FLOW FROM INVESTING ACTIVITIES	—	—
Net cash used in investing activities	$—	$—

CASH FLOW FROM FINANCING ACTIVITIES
Loan payables- others	5,000	6,500
Other payables- related party	(10,000)	20,227
Net cash provided by(used in) financing activities	$(5,000)	$26,727

Effect of exchange rate changes on cash
INCREASE(DECREASE) IN CASH	$(24,030)	$4,110
Cash - beginning of year	$38,495	$7,600
Cash – end of year	$14,466	$11,710

Supplement disclosure information
Cash paid for interest	$680	$401
Cash paid for income taxes	—	—

The accompanying notes are an integral part of these unaudited financial statements.

SUIC WORLDWIDE HOLDINGS LTD.

Notes to the Financial Statements

March 31, 2025

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

From 2018 to present, the Company focused in products and services that adopt IT, cloud computing, mobile payments, Big Data, Blockchain and AI, and other new and exciting business models that will create revolutionary products and services. From 2020 to present, the Company through promissory notes becomes major creditor and stakeholder in Beneway Holdings Group (its corporate name was changed from Sinoway International Corp.). As of March 31, 2025, Midas Touch Technology Co. Ltd., doesn’t have any operation and net assets. The company works with Beneway Holdings Group in several new business ventures with focus on the following fields:

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

NOTE 2 – Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of operations for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K for the fiscal year ended December 31, 2024.

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

Our quarterly results are impacted principally by the total value, scope, and terms of our client contracts. Our utilization rate can be affected by seasonal variations in the demand for our services from our clients. There is $0 revenue as of March 31, 2025 and $30,000 as of March 31, 2024.

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

For investment in Midas Touch Technology Co. Ltd., we have 49% ownership and have significant influence on it, so we adopt equity method to recognize the investment. Due to this company didn’t have any net assets and operation yet as of March 31, 2025, we account for it as $0.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investment, account receivables, as well as dividend receivable. The carrying values of the financial instruments approximate their fair values due to their short-term maturities. The Company places its cash and cash equivalents with financial institutions with high-credit ratings and quality. As of March 31, 2025, there were no amounts in excess of the FDIC guarantee.

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

Earnings per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion. For the three months ended March 31, 2025 and 2024, the difference between numbers of basic and diluted shares of common stock is due to effect of convertible promissory note.

Accounting pronouncements issued but not yet adopted

The Company does not believe any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital deficit of $555,762, an accumulated deficit of $2,556,766 and stockholders’ deficiency was $803,531 as of March 31, 2025. The Company didn’t generate cash or income from its continuing operation. There is substantial doubt about the ability of the entity to continue as a going concern within one year after the date that the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 – Loan Receivable

The outstanding balance of loan receivable is $31,231 composed of loan receivable from Beneway Holdings Group Ltd. in amount of $30,000 and loan receivable from NACFA of $1,231. The accrued interest receivables $16,072 due from Beneway Holdings Group were written off during the period.

NOTE 5 – Related Party Transactions

Shoou -Chyn Kan is a significant creditor of the Company that could influence the decisions of the Company. And Shoou-Chyn Kan maintains business relationships with a number of Company’s shareholders. As of March 31, 2025, the outstanding balance of the convertible promissory note (principal) from the creditor- Shoou -Chyn Kan is $279,000 with unpaid total balance of $109,611 in accrued interest. As of March 31, 2025, the Company recognized interest expense related to those convertible promissory notes of $4,327. As of March 31, 2025, the outstanding balance of the short-term loan (principal) from the creditor- Shoou -Chyn Kan is $97,900 with unpaid total balance of $4,835 in accrued interest. As of March 31, 2025, the Company recognized interest expense related to those short-term loans of $241.

NOTE 6 – Equity

As of March 31, 2025, there were 11,396,638 shares outstanding. On July 3, 2023, the Board of Directors authorized the submission of a Certificate of Change/Amendment to the Nevada Secretary of State in which the Company sought to affect a reverse split of its common stock at the rate of 1 for 10 for the purpose of increasing the per share price for the Company's stock in an effort to attract future investors who might otherwise shy away from a good company because of its low stock price. The reverse split of SUIC Worldwide Holdings Ltd. (the “Company”) common stock at a ratio of 1 for 10, has been declared effective by FINRA with a Daily List Announcement Date of July 24, 2023, and a Market Effective Date of July 25, 2023. A “D” was placed on the Company’s ticker symbol for 20 business days after the Market Effective Date. After 20 business days, the symbol reverted back to the original symbol (SUIC). On November 6, 2023, Shoou Chyn Kan converted a portion of a $20,000 convertible loan issued on July 1, 2019 into 8,000,000 shares of common stocks.

NOTE 7– Income Taxes

As of March 31, 2025, the unused net operating loss carryover was $(2,556,766). Due to the Company experienced net loss for a long period, so it treats deferred tax asset generated by net operating loss in a conservative manner. The Company deems the chance of the deferred tax asset being fully realized less than 50%. Thus, the Company recognized Valuation Allowance for Deferred Asset as full amount of deferred tax asset. The ending balance of Deferred Tax Asset and its Valuation Allowance are stated as following:

	March 31	December 31,
	2025	2024
Deferred Tax Asset	$536,921	$530,625

Valuation Allowance	$(536,921)	$(530,625)

Deferred Tax Asset (Net)	$—	$—

A reconciliation of the provision for income taxes to the Company’s effective income tax rate for is as follows:

	Three Months Ended March 31,
	2024	2024
Pre-tax income(loss)	$(29,981)	$(80,239)
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax expense(credit)	$(6,296)	$(16,850)
Change of valuation allowance	6,296	16,850
Effective tax expense	$—	$—

NOTE 8- Concentration of Risks

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investment, account receivables, as well as dividend receivable. The carrying values of the financial instruments approximate their fair values due to their short-term maturities. The Company places its cash and cash equivalents with financial institutions with high-credit ratings and quality. As of March 31, 2025, there were no amounts in excess of the FDIC guarantee.

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

Concentration of Customers

For the three months ended March 31, 2025, the Company had no customers.

For the three months ended March 31, 2024, the Company had no customers.

Concentration of Vendors

As of March 31, 2025, services were provided by a few vendors for the three months ended March 31, 2025 and 2024.

NOTE 9- CONTINGENCY AND COMMITMENT

There was no contingency and commitment for the three months ended March 31, 2025.

NOTE 10– SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Form 10-Q with the SEC, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the transaction described below.

NOTE 11 – RESTATEMENT OF THE PREVIOUS FINANCIAL STATEMENTS FORM 10-Q MARCH 31, 2024 FILED ON 05/21/2024.

The Company has restated its previously issued financial statements to reflect the correction of an error related to revenue recognition. The Company incorrectly recognized revenue in prior periods, resulting in an overstatement of revenue. As a result of this error, the Company is restating its revenue to $0 for the affected period. The specific details of the restatement and its impact are outlined in the information stated below:

ORIGINAL	Amount	RESTATED	Amount
Revenue	$30,000	Revenue	$—
Cost of revenue	$6,878	Other expenses	$6,878
General and administrative expense	$9,442	General and administrative expense	$16,320
Short term investment	$30,000	Loss on investment expense.	$30,000
Other receivables	$116,078	Bad debts	$116,078
Accounts receivable	$30,000	(reversed)	$—
Accounts receivables	$116,470	Loan payable- others	$116,470
Accounts receivable	$96,000	Other payable	$96,000
Accounts receivable	$95,960	Accrued expense	$95,960

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

Overview

From 2018 to present, the Company focused in products and services that adopt IT, cloud computing, mobile payments, Big Data, Blockchain and AI, and other new and exciting business models that will create revolutionary products and services. On August 7, 2021, the Company has acquired 49% of the registered shares of Midas Touch Technology Co. Ltd., a digital asset management platform and company registered in the U.K. From 2020 to present, the Company through promissory notes becomes major creditor and stakeholder in Beneway Holdings Group (its corporate name was changed from Sinoway International Corp.). As of March 31, 2025, Midas Touch Technology Co. Ltd., doesn’t have any operation and net assets.

The Company is working new businesses in various fields through careful review and critical selection of new growth businesses. The Company is working to strengthen our core competencies in high technology and blockchain related businesses, such as blockchain apps technology, fintech services, professional consultancy for ICO’s, and other high potential critical blockchain projects.

Results of Operations

Three Months ended March 31, 2025 and 2024.

Revenue

The Company recognized $0 and $0 of revenue during the three months ended March 31, 2025 and 2024 respectively.

Expenses

Operating expenses were $12,038 and $16,320 for the three months ended March 31, 2025 and 2024 respectively. The increase was primarily due to the increase in professional fees.

Cost of revenue:

Cost of revenue were $0 and $0 for the three months ended March 31, 2025 and 2024, respectively. The cost of revenue comes from outsourcing of services.

Bad debts expense:

Bad debts expense were $15,702 and $60,000 for the three months ended March 31, 2025 and 2024, respectively. The bad debts expense $15,702 comes from the write off of the other interest receivables from Beneway Holdings Group Ltd.

Interest expense

During the three months ended March 31, 2025 and 2024, the Company had interest expense of $4,569 and $4,628 from incurred on convertible promissory notes and short-term loans respectively.

Net income

As a result of the foregoing, the Company generated net (loss) of $(29,981) and $(80,239) for the three months ended March 31, 2025 and 2024, respectively.

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

As of March 31, 2025, we had a working capital deficit of $ $ (555,762). Our current assets on March 31, 2025 were $14,466 primarily consisting of cash. Our current liabilities were $570,228 primarily composed of short term debt of $97,900, loan payables of $259,445, other payables of $86,000, accrued expenses of $114,446, and credit card payable of $12,437. Long term liability is composed of convertible promissory notes of $279,000.

As of March 31, 2024, we had a working capital deficit of $(447,477). Our current assets on March 31, 2024 were $11,709 primarily consisting of cash of $11,709. Our current liabilities was $459,186 were primarily composed credit card payable $9,565, accounts payable $20,000, loan payables $109,970, other payables to Unise Investment $96,000, accrued expenses and other current liabilities of $95,690, and short term debt of $127,961.

Cash Flow from Operating Activities

Net cash (used in) operating activities was ($19,030) during the three months ended March 31, 2025 which consisted of our net loss of $(29,981) with a change in accounts receivable of $(1,231), increase in interest receivables $15,702, a change in accrued expenses of $4,569, a change in accounts payables for a total of $(8,769), and a change in credit card payable of $681.

Net cash provided (used) in operating activities was $(22,618) during the three months ended March 31, 2024 which consisted of our net loss of $(80,239) with changes in other loans receivables $60,000, other interest receivables $1,110, credit card payable $4,091, accounts payable $(10,000), and accrued expenses of $4,627.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $0 for the three months ended March 31, 2025.

Net cash used in investing activities totaled $0 for the three months ended March 31, 2024.

Cash Flow from Financing Activities

Net cash (used in) financing activities totaled $(5,000) for the three months ended March 31, 2025, which consisted of a change in other payables- related party $(10,000) and a change in loan payable of $5,000.

Net cash provided by financing activities totaled $26,727 for the three months ended March 31, 2024, which consisted of a change in proceeds from related party loans $20,227 and loan payables- others $6,500.

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

Our quarterly results are impacted principally by the total value, scope, and terms of our client contracts. Our utilization rate can be affected by seasonal variations in the demand for our services from our clients. As of March 31, 2025, we did not generate revenue from the US. Our operating expenses include professional fees, technology costs, software and data hosting expenses, and other office related expenses.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, which presently comprises our Chief Executive Officer, Ms. Han-Wei Wang and our Chief Financial Officer, Ms. Yanru Zhou. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2025 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company was not a party to any legal proceeding or litigation as of March 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101	The following materials from Sino United Worldwide Consolidated Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2025 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet; (ii) the Consolidated Statement of Comprehensive Income; (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements. This Exhibit 101 is deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SUIC WORLDWIDE HOLDINGS LTD.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURES

Date: August 1, 2025	By:	/s/ Han-Wei Wang
Han-Wei Wang Chief Executive Officer

Date: August 1, 2025	By:	/s/ Yanru Zhou
Yanru Zhou Chief Finance Officer

