Form 10-Q
period 2025-09-30
SUIC Worldwide Holdings Ltd.
filed 2025-11-12
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 12, 2025, 11,396,638 shares of the Company’s common stock, $0.01 par value, were issued and outstanding.

SUIC WORLDWIDE HOLDINGS LTD.

FORM 10-Q

September 30, 2025

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Control and Procedures	18

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures.	19
Item 5.	Other Information.	19
Item 6.	Exhibits	19
SIGNATURES		20

SUIC WORLDWIDE HOLDINGS LTD.

Index to the financial statements

Table of Contents	Page(s)
Condensed Balance Sheets at September 30, 2025 (Unaudited) and December 31, 2024 (Audited)	F-1
Unaudited Condensed Statements of Operations for the Three Months and Nine Months Ended September 30, 2025 and September 30, 2024	F-2
Unaudited Condensed Statements of Stockholders’ Deficiency for the Nine Months Ended September 30, 2025 and September 30, 2024.	F-3
Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2025 and September 30, 2024	F-4
Notes to the Financial Statements (Unaudited)	F-5 - F-10

4

SUIC WORLDWIDE HOLDINGS LTD.

Condensed Balance Sheet

	September 30, 2025 (Unaudited)	December 31, 2024 (Audited)
ASSETS
CURRENT ASSETS:
Cash	$7,512	$38,495
Total Current Assets	7,512	38,495
NONCURRENT ASSETS:
Other interest receivables	—	15,702
Other loan receivables	1,231	30,000
Investment in equities	30,000	—

Total Noncurrent Assets	31,231	45,702

Total Assets	$38,743	$84,197

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Credit Card payable	$32,073	$11,756
Accounts payable - related party	—	8,769
Short term debts	97,710	97,900
Loan payables- others	259,445	254,445
Other payables - related party	76,000	96,000
Accrued expenses and other liabilities	123,734	109,877
Total Current Liabilities	$588,961	$578,747

NONCURRENT LIABILITIES:
Convertible promissory notes- other	279,000	279,000
Total Noncurrent Liabilities	$279,000	$279,000

Total Liabilities	$867,960	$857,747

Stockholders’ Deficiency
Common stock, $0.01 par value, 394,500,000 shares authorized; 11,396,638 shares and 11,396,638 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	41,544	41,544
Additional paid-in capital	1,726,921	1,711,691
Accumulated deficit	(2,597,682)	(2,526,784)
Total Stockholders' Deficiency	$(829,218)	$(773,550)
Total Liabilities and Stockholders' Deficiency	$38,743	$84,197

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUIC WORLDWIDE HOLDINGS LTD.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$18,482	$—	$18,482	$—
Cost of revenue	7,100	—	7,100	—
Gross profit	$11,382	$—	$11,382	$—

Operating Expenses
General and administrative expenses	16,113	83,622	51,758	114,468
Bad debt expenses	—	—	15,702	60,000
Total operating expenses	16,113	83,622	67,460	174,468
Loss from operations	(4,731)	(83,622)	(56,078)	(174,468)
Other income	—	378	3,008	1,862
Total other income	—	378	3,008	1,862
Other expense
Interest expense - related party	(4,675)	(4,746)	(13,856)	(14,059)
Interest expense- other	(1,816)	(1,228)	(3,971)	(2,029)
Total other expense:	(6,490)	(5,974)	(17,827)	(16,088)
Total other income (expense)	(6,490)	(5,974)	(17,827)	(16,088)
Loss before income tax provision	$(11,221)	(89,218)	(70,898)	(188,694)
Income tax provision	—	—	—	—
Net Income (Loss)	$(11,221)	(89,218)	(70,898)	(188,694)

Weighted average shares outstanding
Basic	11,396,638	11,396,638	11,396,638	11,396,638
Diluted	290,396,638	290,396,638	290,396,638	290,396,638

The accompanying notes are an integral part of these interim condensed financial statements.

SUIC WORLDWIDE HOLDINGS LTD.

Condensed Statements of Stockholders' Deficiency

(Unaudited)

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated (Deficit)	Total
Balance, December 31, 2024	11,396,638	$41,544	$1,711,691	$(2,526,784)	$(773,550)
Shares Issued	—	—	—
Capital contribution	—	—	15,230		15,230
Net loss				(70,898)	(70,898)
Balance, September 30, 2025	11,396,638	$41,544	$1,726,921	$(2,597,682)	$(829,218)

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated (Deficit)	Total
Balance, December 31, 2023	11,356,638	$41,504	$1,647,731	$(2,292,573)	$(603,339)
Shares issued	40,000	40	—	—	40
Capital contribution			63,960		63,960
Net loss	—	—	—	(188,694)	(188,694)
Balance, September 30, 2024	11,396,638	$41,544	$1,711,691	$(2,481,268)	$(728,033)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUIC WORLDWIDE HOLDINGS LTD.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)	$(70,898)	$(188,694)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	—	38
Change in operating assets and liabilities
Accounts receivable	—	(3,769)
Other loan receivables	28,769	60,000
Other interest receivables	15,702	(1,862)
Credit card payable	20,316	14,300
Accounts payable	(8,769)	(21,231)
Accrued expenses and other current liabilities	13,856	14,059
Net cash (used in) operating activities	$(1,023)	$(127,159)

CASH FLOW FROM INVESTING ACTIVITIES
Investment in equities	$(30,000)	$—
Net cash (used in) investing activities	$(30,000)	$—

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from loan payables – others	$5,000	$50,975
Proceeds from (repayment of) short term debts	(190)	17,663
Proceeds from capital contribution	15,230	63,960
Proceeds from the issue of common stock	—	40
Repayments of other payables- related party	(20,000)	—
Net cash provided by financing activities	$40	$132,638

Effect of exchange rate changes on cash:
INCREASE(DECREASE) IN CASH	$(30,983)	$5,479
Cash - beginning of period	$38,495	$7,600
Cash - end of period	$7,512	$13,079

Supplement disclosure information
Cash paid for interest	$3,971	$2,029
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

SUIC WORLDWIDE HOLDINGS LTD.

Notes to the Financial Statements

September 30, 2025

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

From 2018 to present, the Company focused in products and services that adopt IT, cloud computing, mobile payments, Big Data, Blockchain and AI, and other new and exciting business models that will create revolutionary products and services. From 2020 to present, the Company through promissory notes becomes major creditor and stakeholder in Beneway Holdings Group (its corporate name was changed from Sinoway International Corp.). As of September 30 2025, Midas Touch Technology Co. Ltd., doesn’t have any operation and net assets. The company works with Beneway Holdings Group in several new business ventures with focus on the diverse fields.

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

Our quarterly results are impacted principally by the total value, scope, and terms of our client contracts. Our utilization rate can be affected by seasonal variations in the demand for our services from our clients. There is $18,482 revenue as of September 30, 2025 and $0 as of September 30, 2024.

Our operating expenses include cost of services, professional fees, technology costs, software and data hosting expenses, and other office related expenses.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investment, account receivables, as well as dividend receivable. The carrying values of the financial instruments approximate their fair values due to their short-term maturities. The Company places its cash and cash equivalents with financial institutions with high-credit ratings and quality. As of September 30, 2025, there were no amounts in excess of the FDIC guarantee.

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

Earnings per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion. For the nine months ended September 30, 2025 and 2024, the difference between numbers of basic and diluted shares of common stock is due to effect of convertible promissory note.

Accounting pronouncements issued but not yet adopted

The Company does not believe any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital (deficit) of $(581,448), an accumulated deficit of $(2,597,682) and stockholders’ deficiency was $(829,218) as of September 30, 2025. The Company didn’t generate cash or income from its continuing operation. There is substantial doubt about the ability of the entity to continue as a going concern within one year after the date that the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The company is seeking for external resource of financing and develop new business in new fields to generate adequate cash flow for purpose of mitigating such unfavorable situation.

NOTE 4 – Loan Receivable

The other loan receivable balance of $1,231 is due from North American Chinese Financial Association as of September 30, 2025.

NOTE 5 – Investment in Equities

The Company has $30,000 was investment in the equities of Beneway Holdings Group Ltd. On June 30, 2025, the Company received 30,000,000 shares of common stock of Beneway Holdings Group Ltd. at the price of $0.001 per share as full repayment of loan receivables.

NOTE 6 – Related Party Transactions and Balances

Shoou -Chyn Kan is a significant creditor of the Company that could influence the decisions of the Company and maintains business relationships with a number of Company’s shareholders.

On November 6, 2023, Shoou Chyn Kan converted a portion of a $20,000 convertible loan issued on July 1, 2019 into 8,000,000 shares of common stocks.

In August and September 2025, there was a total of $14,500 additional short-term debt due to Shoou -Chyn Kan. During the period, the balance of accrued interest $5,357, with quarterly accrued interest of $251 as of September 30, 2025.

As of September 30, 2025, there was no convertible promissory note made. The outstanding balance of convertible promissory notes with creditor, Shoou Chyn Kan is $279,000. During the period, the balance of accrued interest $118,410, with quarterly accrued interest of $4,424.

Unise Investment Corp., is a shareholder of the Company. The Company has an outstanding other payable to Unise Investment Corp totaling $76,000 and $96,000 as of September 30, 2025 and December 31, 2024 respectively.

NOTE 7 – Equity

As of September 30, 2025, there were 11,396,638 shares outstanding. On July 3, 2023, the Board of Directors authorized the submission of a Certificate of Change/Amendment to the Nevada Secretary of State in which the Company sought to affect a reverse split of its common stock at the rate of 1 for 10 The reverse split of SUIC Worldwide Holdings Ltd. (the “Company”) common stock at a ratio of 1 for 10, has been declared effective by FINRA with a Daily List Announcement Date of July 24, 2023, and a Market Effective Date of July 25, 2023. A “SUICD” was placed on the Company’s ticker symbol for 20 business days after the Market Effective Date.  After 20 business days, the symbol reverted back to the original symbol (SUIC).

NOTE 8– Income Taxes

As of September 30, 2025, the unused net operating loss carryover was $(2,597,682) due to the Company experienced net loss for a long period, so it treats deferred tax asset generated by net operating loss in a conservative manner. The Company deem the chance of the deferred tax asset being fully realized less than 50%. Thus, the Company recognized Valuation Allowance for Deferred Asset as full amount of deferred tax asset. The ending balance of Deferred Tax Asset and its Valuation Allowance are stated as following:

	September 30,	December 31,
	2025	2024
Deferred Tax Asset	$545,513	$530,625

Valuation Allowance	$(545,513)	$(530,625)

Deferred Tax Asset (Net)	$—	$—

A reconciliation of the provision for income taxes to the Company’s effective income tax rate for is as follows:

	Nine Months Ended September 30,
	2025	2024
Pre-tax income(loss)	$(70,898)	$(188,694)
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax expense(credit)	$(14,888)	$(39,626)
Change of valuation allowance	14,888	39,626
Effective tax expense	$—	$—

Note 9- Convertible Promissory Notes and Short Term Debts

The Company has signed the following convertible promissory note agreements with creditor, Shoou Chyn Kan, with an outstanding total $279,000 and $279,000 as of September 30, 2025 and December 31, 2024, respectively. The notes have parity in conversion in to common share for $0.001 per share with interest rate 5% per annum. The composition of the outstanding balances is stated in the following table:

Date	Description	September 30, 2025	December 31, 2024
October 1, 2017	Loan granted convertible to 65 million shares of common stock of the Company.	$65,000	$65,000
December 1, 2018	Loan granted convertible to 20 million shares of common stock of the Company.	$20,000	$20,000
January 29, 2019	Loan granted convertible to 15 million shares of common stock of the Company.	$15,000	$15,000
June 1, 2019	Loan granted convertible to 50 million shares of common stock of the Company.	$50,000	$50,000
July 1, 2019	Loan granted convertible to 20 million shares of common stock of the Company	$12,000	$20,000
December 1, 2019	Loan granted convertible to 20 million shares of common stock of the Company.	$20,000	$20,000
January 22, 2020	Loan granted convertible to 35 million shares of common stock of the Company.	$35,000	$35,000
June 1, 2020	Loan granted convertible to 12 million shares of common stock of the Company.	$12,000	$12,000
August 25, 2020	Loan granted convertible to 25 million shares of common stock of the Company.	$25,000	$25,000
December 28, 2020	Loan granted convertible to 25 million shares of common stock of the Company.	$25,000	$25,000
Total:		$279,000	$287,000
Payments:	On November 6, 2023, the creditor Shoou-Chyn Kan holder of convertible promissory note dated July 1, 2019 for $20,000 converted 8,000,000 shares of common stock at conversion price of $0.001.	—	($8,000)
Balances.		$279,000	$279,000

The Company signed the following unsecured short term debt agreements with creditor, Shoou Chyn Kan with interest rate at 1% per annum for a total of $172,734 in the year 2020 to 2021. The short term debts total $97,910 and $97,900 as of September 30, 2025 and December 31, 2024 and December 31, 2023 respectively. The company paid a total of $65,000 in the year 2023 and $48,939 in the year 2024. The Company plans to clear the balances of the Short Term Loans in year 2025, so it is classified as short-term liability. The composition of the outstanding balances is stated in the following table:

Date	September 30, 2025	December 31, 2024	December 31, 2023
Balance 12/31/2020			$2,734
March 29, 2021			$10,000
August 23, 2021			$80,000
December 16, 2021			$60,000
December 21, 2021			$20,000
Total:		$ 172,734	$ 172,734
Payments		—	$(65,000)
Balance: December 31, 2023		$107,734	$107,734
January 23, 2024		$2,104
February 14, 2024		$25,000
July 30, 2024		$12,000
Payments:		$(48,939)
Balance, December 31, 2024	$97,900	$97,900
April 2, 2025	$30,000
Payments:	$(32,626)
Balance, June 30, 2025	$95,274
August 8, 2025	$500
August 12, 2025	$10,000
September 23, 2025	$4,000
Payments:	$(12,065)
Balance, September 30, 2025	$97,710

From January 1, 2025 to September 30, 2025, the Company incurred $13,856 in total accrued loan interest due to Shoou Chyn Kan, who can significantly influence the management or operating policies of the Company. The principal loans balance due to Shoou Chyn Kan, as of September 30, 2025, was $376,710, consisting of short-term debt $97,710 and convertible promissory note $279,000. As of September 30, 2025, the Company has $123,734 in total accrued loan interest from these loan payables to Shoou Chyn Kan.

NOTE 10- CONTINGENCY AND COMMITMENT

There was no contingency and commitment as of September 30, 2025.

NOTE 11 – RESTATEMENT OF THE PREVIOUS FINANCIAL STATEMENTS FORM 10-Q SEPTEMBER 30, 2024 FILED ON 05/21/2025.

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

ORIGINAL	Amount	RESTATED	Amount
Revenue	$30,000	Revenue	$—
Cost of revenue	$400	Other expenses	$12,878
General and administrative expense	$20,159	General and administrative expense	$83,622
Accounts receivables	$10,000	Loan payable- others	$10,000

NOTE 12– SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Form 10-Q with the SEC, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the transaction described below.

Results of Operations

Nine Months ended September 30, 2025 and 2024.

Revenue

The Company recognized $18,482 and $0 of revenue during the six months ended September 30, 2025 and 2024 respectively.

Expenses

Operating expenses were $67,460 and $174,468 for the nine months ended September 30, 2025 and 2024 respectively. The decrease was primarily due to the decrease in professional fees.

Cost of revenue:

Cost of revenue were $7,100 and $0 for the nine months ended September 30, 2025 and 2024, respectively.

Interest expense

During the nine months ended September 30, 2025 and 2024, the Company had interest expense of $13,856 and $14,059 from incurred on convertible promissory notes and short-term loans respectively.

Net income

As a result of the foregoing, the Company generated net (loss) of $(70,898) and $(188,694) for the nine months ended September 30, 2025 and 2024, respectively.

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

As of September 30, 2025, we had a working capital deficit of $(581,448). Our current assets on September 30, 2025 were $7,512 primarily consisting of cash $7,512. Our current liabilities were $588,960 primarily composed of short term debt of $97,710, loan payables-others of $259,445, other payables to Unise Investment Corp. of $76,000, accrued expenses of $123,733, and credit card payable of $32,073. Long term liability is composed of convertible promissory notes of $279,000.

As of September 30, 2024, we had a working capital deficit of $(492,659). Our current assets on September 30, 2024 were $16,847. They are consisting of cash of $13,079 and accounts receivable $3,769. Our current liabilities were $509,507 primarily composed of credit card payable of $19,774, accounts payable of $8,769, other payable $96,000, accrued expenses and other liabilities of $105,121, short term debt $125,397, and loan payable-other $154,445.

Cash Flow from Operating Activities

Net cash (used in) operating activities was $(1,023) during the nine months ended September 30, 2025 which consisted of our net loss of $(70,898) with a change in other loan receivables of $28,769, interest receivables $15,702, a change in accrued expenses of $13,856, a change in accounts payables for a total of $(8,769), and a change in credit card payable of $20,316.

Net cash (used in) operating activities was $(127,159) during the nine months ended September 30, 2024 which consisted of our net loss of $(188,694) with a change in accounts receivables $(3,769), other receivables of $60,000, interest receivables $(1,862), credit card $14,300, accrued interest expenses of $14,059 and accounts payables $(21,231).

Cash Flow from Investing Activities

Net cash (used in) investing activities totaled $(30,000) for the nine months ended September 30, 2025.

Net cash provided by (used in) investing activities totaled $0 for the nine months ended September 30, 2024.

Cash Flow from Financing Activities

Net cash provided by financing activities totaled $40 for the nine months ended September 30, 2025, which consisted of proceeds from loan payables – others $5,000, repayment of short term debts of $(190), proceeds from capital contribution $15,230 and repayment of other payables- related party $(20,000).

Net cash provided by financing activities totaled $132,638 for the nine months ended September 30, 2024, which consisted of proceeds from issue of common stock $40, additional paid-in capital from issue of common stock $63,960, proceeds from short-term debt $17,663 and proceeds from other loan payables $50,975.

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

Our quarterly results are impacted principally by the total value, scope, and terms of our client contracts. Our utilization rate can be affected by seasonal variations in the demand for our services from our clients. As of September 30, 2025, we did not generate revenue from the US. Our operating expenses include professional fees, technology costs, software and data hosting expenses, and other office related expenses.

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

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, which presently comprises our Chief Executive Officer, Ms. Han-Wei Wang and our Chief Financial Officer, Ms. Yanru Zhou. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2025 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company was not a party to any legal proceeding or litigation as of September 30, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Chief Executive Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification of Periodic Financial Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101	The following materials from Sino United Worldwide Consolidated Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2025 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet; (ii) the Consolidated Statement of Comprehensive Income; (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements. This Exhibit 101 is deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SUIC WORLDWIDE HOLDINGS LTD.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURES

Date: November 12, 2025	By:	/s/ Han-Wei Wang
Han-Wei Wang Chief Executive Officer

Date: November 12, 2025	By:	/s/ Yanru Zhou
Yanru Zhou Chief Finance Officer

