Form 10-K
period 2025-12-31
SUIC Worldwide Holdings Ltd.
filed 2026-03-31
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2025, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the OTC Bulletin Board was approximately $1,325,972 (3,331,588 shares at $0.398 per share).

As of March 30, 2026, 11,396,638 shares of the Company’s common stock, $0.01 par value, were issued and outstanding.

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

Employees

The company currently has 2 directors and 3 employees in the Taiwan office,1 director in the Malaysian office and 2 directors in the U.S. office.

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

Our company has a rental office which is located at 136-20 38th Ave. Unit 3G Flushing, NY 11354, USA. Telephone no. is 929-391-2550.

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

	Closing Prices (1)
Year Ended December 31, 2025	High	Low
1st Quarter	$0.5997	$0.5500
2nd Quarter	$0.0010	$0.0010
3rd Quarter	$0.4990	$0.4990
4th Quarter	$0.3980	$0.2000

Year Ended December 31, 2024
1st Quarter	$1.8000	$1.8000
2nd Quarter	$0.8200	$0.7600
3rd Quarter	$0.8990	$0.3920
4th Quarter	$0.3900	$0.2510

(1)	The above tables set forth the range of high and low closing prices per share of our common stock as reported by OTC Bulletin Board and the Pink Sheets, as applicable, for the periods indicated.

Approximate Number of Holders of Our Common Stock

On December 31, 2025, there were approximately 113 stockholders of record of our common stock.

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities.

There is no sale of unregistered securities during the fiscal year ending December 31, 2025.

Securities Authorized for Issuance under Equity Compensation Plans

We currently do not have any equity compensation plans.

Item 5.03	Amendment to Articles of Incorporation or Bylaws; Change in Fiscal Year

On Dec 1, 2025, the Board of Directors of the Company appointed Ms. Harriette Lo as Co-Chair and director of the firm.

Please refer to 8-K filed on December 1, 2025.

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

Overview

From 2018 to present, the Company focused in products and services that adopt IT, cloud computing, mobile payments, Big Data, Blockchain and AI, and other new and exciting business models that will create revolutionary products and services. From 2020 to present, the Company through promissory notes becomes major creditor and stakeholder in Beneway Holdings Group Ltd (its corporate name was changed from Sinoway International Corp.). As of December 31, 2025, the company works with Beneway Holdings Group in several new business ventures with focus on the following fields:

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

Results of Operations

Years ended December 31, 2025 and 2024.

Revenue

The Company recognized $(18,482) and $0 of revenue from continuing operations during the year ended December 31, 2025 and 2024, respectively.

Other income from Cancellation of Liability

The income from cancellation of liability was $0 and $0 for the years ended December 31, 2025 and 2024, respectively.

Cost of Revenues

Cost of revenues from continuing operations were $7,100 and $0 for the years ended December 31, 2025 and 2024, respectively.

General and Administrative Expenses

General and administrative expenses from continuing operations were $64,017 and $157,623 for the years ended December 31, 2025 and 2024, respectively. The increase was primarily due to the increase in professional fees paid for marketing activities.

Bad Debts expense

Bad debts expenses were $15,702 and $60,000 for the year ended December 31, 2025 and 2024.

Loss on Investment expense

Loss on investment in Beneway Holdings Group Ltd were $30,000 and $0 for the year ended December 31, 2025 and 2024.

Interest expense

Interest expenses from continuing operation was $24,315 and $21,618 for the year ended December 31, 2025 and 2024 which included the interest on the convertible promissory notes and short term debts.

Profits (Loss) from continuing operations

The Company generated losses from continuing operations of $(119,644) and $(234,211) for the years ended December 31, 2025 and 2024, respectively.

Net profits (loss)

As a result of the foregoing, the Company generated net losses of operations of $(119,644) and $(234,211) for the years ended December 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

We have funded our operations to date primarily through operations, and non-related party loans. The Company’s management recognizes that the Company must generate sales and obtain additional financial resources to continue to develop its operations

As of December 31, 2025, we had a working capital deficit of $(600,195). Our current assets on December 31, 2025 were $8,560 primarily consisting of cash in the bank. Our current liabilities were $608,755 primarily composed of loans payables- others $259,445, accrued interest payable $128,424, short term debts $114,355, other payables- related parties $76,000, credit card payable of $30,532 and accounts payables of $0.

As of December 31, 2024, we had a working capital deficit of $(540,252). Our current assets on December 31, 2024 were $38,495 primarily consisting of cash in the bank. Our current liabilities were $578,747 primarily composed of loans payables- others $254,445, accrued interest payable $109,877, short term debts $97,900, other payables $96,000, credit card payable of $11,756 and accounts payables of $8,769.

Cash Flow from Operating Activities

Net cash used in operating activities was $(46,620) during the year ended December 31, 2025, which consisted of our net losses from continuing operation of $(119,644) which consisted of changes in other loan receivables $28,769, credit card payable $18,775, accrued expenses $18,547, other interest receivables $15,702, and accounts payable $(8,769).

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

Cash Flow from Investing Activities

Net cash used in investing activities totaled $0 for the year ended December 31, 2025.

Net cash used in investing activities totaled $0 for the year ended December 31, 2024.

Cash Flow from Financing Activities

Net cash provided by financing activities was $16,685 during the year ended December 31, 2025, which primarily consisted of repayment of other payables- related party $(20,000), proceeds from short term debts $16,455, proceeds from capital contribution $15,230, and proceeds from loan payables – others $5,000.

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

Financial Statements

The full text of our audited consolidated financial statements as of December 31, 2025 and 2024 begins on page F-1 of this Report.

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

During the course of internal evaluation, following control weaknesses are noted for the fiscal year ended December 31, 2025 that required correction:

•	no independent director exists in the Board of Directors, and the directors have little understanding about U.S. GAAP and Sarbanes-Oxley Act 404 requirements in 2025.

Based upon their evaluation as of the end of the period covered by this annual report, the Company's chief executive officer and chief financial officer concluded that, due to the significant deficiencies in internal control over financial reporting described below, the Company's disclosure controls and procedures are not effective as of December 31, 2025.

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

Management is currently reviewing its staffing and systems in order to remedy the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2025. Additionally, the Registrant’s management has concluded that the Registrant has a material weakness associated with its U.S. GAAP expertise.

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

Name (1)	Age	Title
Kevin Yu-chieh Kuo	49	Chairman, Director
Harriette Lo	56	Chairman, Director
Yee Wei Tan	54	Chief Finance Officer, Director
Hanwei Wang	44	Chief Executive Officer, Director
Esther Jou	31	Director

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

On August 15, 2023, the Board of Directors of the Company appointed Mr. Hanwei Wang as Chief Executive Officer of the firm. Mr. Wang received his degree of Bachelor of Science in Finance at the Tamkang University, Taiwan. He is currently serving as chief executive officer of I.H Art Co. Ltd. (Taiwan) and served as the Secretary General of Taiwan Institute of Quantitative Trading https://tiqt.org.tw.

On August 15, 2023, the Board of Directors of the Company approved the resignation of Ms. Esther Jou as Chief Executive Officer of the firm. She remained a director of the firm.

On February 5, 2026, the Board of Directors of the Company approved the resignation of Ms. Yanru Zhou as Chief Finance Officer of the firm.

On February 5, 2026, the Board of Directors of the Company approved the resignation of Mr. Yee Wei Tan as the Chief Technology Officer and concurrently, approved his appointment as the Chief Finance Officer of the firm.

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

Board Attendance

During 2025, the board of directors did not hold any meetings. All actions were taken by actions in writing.

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

We have an employment agreement with CFO, Bill Tan Yee Wei effective February 5, 2026.

Equity Compensation Plan Information

We do not have any compensation plan as of December 31, 2025.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table summarizes certain information regarding the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of outstanding Registrant Common Stock as of December 31, 2025 by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all executive officers and directors as a group. Except as indicated in the footnotes below, the security and stockholders listed below possess sole voting and investment power with respect to their shares.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of Class (2)
North America Chinese Financial Association	3,958,850	35.175%
Hsu, Chien-Lung	1,750,000	15.355%
Esther Jou	1,655,000	14.522%
Lin, Shih-Hsiung	700,000	6.1420%
Yee-Wei Tan	500	0.0040%
Yanru Zhou	500	0.0040%
Yu-Chieh Kuo	200	0.0020%
All Directors and Executive Officers as a Group (1 person)	8,065,050	70.766%

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

(2) For each shareholder, the calculation of percentage of beneficial ownership is based upon 11,396,638 shares of Common Stock outstanding as of December 31, 2025 and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

EMPLOYMENT AGREEMENTS

We have an employment agreement with CFO, Yanru Zhou on Feb. 28, 2018 for 5 years, subject to automatic renewals of another 5 years.

We have an employment agreement with CTO, Bill Tan Yee Wei effective January 1, 2020.

We have an employment agreement with CEO, Hanwei Wang on August 15, 2023 for 10 years, subject to automatic renewals.

We have an employment agreement with CFO, Bill Tan Yee Wei effective February 5, 2026.

Equity Compensation Plan Information

As of the date of this Form 10-K, the Company has not authorized any equity compensation plan, nor has our Board of Directors authorized the reservation or issuance of any securities under any equity compensation plan.

Changes in Control

During the year of 2025, there was no change in control.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

Transactions with Related Persons

During the year of 2025, the Company had no advances from related parties.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	2025	2024
Audit fees(1)	$21,811	$10,440
Audit-related fees	$—	$—
Tax fees(2)	$—	$—
All other fees	$—	$—
Total	$21,811	$10,440

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by Victor Mokuolu, CPA PLLC, for our financial statements as of and for the year ended December 31, 2025.

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
101

The following materials from our Annual Report on Form 10-K for the year ended December 31, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. *

____________

(1) Filed as exhibits to the registrant’s Form SB-2 filed with the Commission on June 29, 2007.

SUIC Worldwide Holdings Ltd.

December 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

SUIC Worldwide Holdings Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SUIC Worldwide Holdings, Ltd. (the “Company”) as of December 31, 2025, and December 31, 2024, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit of $2,646,428 and a working capital deficit of $600,195 as of December 31, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

A critical audit matter is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the Company’s governance and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

Victor Mokuolu, CPA PLLC

We have served as the Company’s auditor since 2025.

Houston, Texas

March 30, 2026 PCAOB ID: 6771

SUIC Worldwide Holdings Ltd.

Balance Sheets

	December 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash	$8,560	$38,495
Total Current Assets	8,560	38,495
NONCURRENT ASSETS:
Other interest receivables	—	15,702
Other loans receivables	1,231	30,000
Total Non-Current Assets	$1,231	$45,702
Total Assets	$9,791	$84,197

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Credit card payable	$30,531	$11,756
Accounts payable - related party	-	8,769
Short term debts	114,355	97,900
Loans payables- others	259,445	254,445
Other payables - related party	76,000	96,000
Accrued interest payable	128,424	109,877
Total Current Liabilities	$608,755	$578,747
NON-CURRENT LIABILITIES:
Convertible promissory notes- other	279,000	279,000
Total Non-Current Liabilities	$279,000	$279,000
Total Liabilities	$887,755	$857,747
Stockholders’ Deficiency
Common stock, $0.01 par value, 394,500,000 shares authorized; 11,396,638 shares and 11,396,638 shares issued and outstanding as of December 31, 2025 and 2024, respectively	41,544	41,544
Additional paid-in capital	1,726,921	1,711,691
Accumulated deficit	(2,646,429)	(2,526,785)
Total Stockholders' Deficiency	$(877,964)	$(773,550)
Total Liabilities and Stockholders' Deficiency	$9,791	$84,197

See accompanying notes to the financial statements.

SUIC Worldwide Holdings Ltd.

Statements of Operations

	Years Ended December 31,
	2025	2024
Revenue	$18,482	$—
Cost of revenues	7,100	—
Gross Profit	$11,382	$—
Operating Expenses
General and administrative	64,017	157,623
Bad debt expenses	15,702	60,000
Loss on investment	30,000	—
Total operating expenses	$109,719	$217,623
Loss from operations	$(98,337)	$(217,623)

Other income:
Other income	$3,008	$5,030
Total other income:	$3,008	$5,030

Other expense:
Interest expense - related party	(18,547)	(18,814)
Interest expense – other	(5,768)	(2,804)
Total other expense:	$(24,315)	$(21,618)
Loss before income tax provision	(119,644)	(234,211)
Net Loss	$(119,644)	$(234,211)
Net Loss	$(119,644)	$(234,211)

Earnings per share	$0.00	$0.00

Weighted average shares outstanding
Basic	11,380,354	11,380,354
Diluted	290,380,354	290,380,354

See accompanying notes to the financial statements.

SUIC Worldwide Holdings Ltd.

Statements of Stockholders' Deficiency

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2023	11,356,638	$41,504	$1,647,731	$(2,292,573)	$(603,339)
Shares Issued for cash	40,000	$40	$63,960		$64,000
Net income (loss)				$(234,211)	$(234,211)
Balance, December 31, 2024	11,396,638	$41,544	$1,711,691	$(2,526,784)	$(773,550)
Capital contribution	—	—	15,230	—	$15,230
Net income (loss)	—	—	—	(119,644)	$(119,644)
Balance, December 31, 2025	11,396,638	$41,544	$1,726,921	$(2,646,428)	$(877,964)

See accompanying notes to the financial statements.

SUIC Worldwide Holdings Ltd.

Statements of Cash Flows

	Years Ended December 31,
	2025	2024
CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$(119,644)	$(234,211)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	—	50
Impairment loss- disposal of office equipment	—	50
Change in operating assets and liabilities
Other interest receivable	15,702	(4,000)
Other loans receivables	28,769	60,000
Change in credit card payable	18,775	6,282
Accounts payable	(8,769)	(21,231)
Accrued expenses and other current liabilities	18,547	18,815
Net cash provided by (used in) operating activities	$(46,620)	$(174,245)

CASH FLOW FROM INVESTING ACTIVITIES
Net cash provided by investing activities	$—	$—

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from (repayment of) short term debts	16,455	(9,835)
Proceeds from loan payables - others	5,000	150,975
Proceeds from capital contribution	15,230	—
Shares issued for cash	—	64,000
Repayment of other payables- related party	(20,000)	—
Net cash provided by financing activities	$16,685	$205,140

INCREASE(DECREASE) IN CASH	$(29,935)	$30,895
Cash - beginning of year	$38,495	$7,600
Cash - end of year	$8,560	$38,495

Supplement disclosure information
Cash paid for interest	$5,768	$2,803
Cash paid for income taxes	$—	$—

See accompanying notes to the financial statements.

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

From 2018 to present, the Company focused on products and services that adopt IT, cloud computing, mobile payments, Big Data, Blockchain and AI, and other new and exciting business models that will create revolutionary products and services. From 2020 to present, the Company through promissory notes becomes major creditor and stakeholder in Beneway Holdings Group Ltd (its corporate name was changed from Sinoway International Corp.). As of December 31, 2025, the Company ceased cooperation with Midas Touch Technology Co. Ltd.

The Company continues to work with Beneway Holdings Group in several new business ventures with focus on the following fields:

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

NOTE 2 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital deficit of $(600,195) an accumulated deficit of $(2,646,428) and stockholders’ deficit was $(877,964) as of December 31, 2025. The Company has generated no cash or income from its operations. There is substantial doubt about the ability of the entity to continue as a going concern within one year after the date that the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

For the years ended December 31, 2025 and 2024, the Company recorded bad debt expenses of $15,702 and $60,000, respectively.

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

Our results are impacted principally by the total value, scope, and terms of our client contracts. Our utilization rate can be affected by seasonal variations in the demand for our services from our clients. There is $18,482 and $0 revenue as of December 31, 2025 and 2024 respectively.

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

Net Profit per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive warrants and options and convertible securities. Due to impact of assumption of total conversion of the convertible securities, the number of basic and diluted shares of common stock is 11,380,354 and 290,380,354 respectively.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The purpose of the amendment is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. The Company will begin providing the enhanced reportable segment financial disclosures effective with its Annual Report on Form 10-K for the year ending December 31, 2025.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

NOTE 4 - Convertible Promissory Note and Short Term Loans

The Company has signed the following convertible promissory note agreements with creditor, Shoou Chyn Kan, with an outstanding total of $279,000 and $279,000 as of December 31, 2025 and December 31, 2024, respectively. The notes have parity in conversion into common share for $0.001 per share with interest rate 5% per annum. The composition of the outstanding balances is stated in the following table:

Date	Description	December 31, 2025	December 31, 2024
October 1, 2017	Loan granted convertible to 65 million shares of common stock of the Company.	$65,000	$65,000
December 1, 2018	Loan granted convertible to 20 million shares of common stock of the Company.	$20,000	$20,000
January 29, 2019	Loan granted convertible to 15 million shares of common stock of the Company.	$15,000	$15,000
June 1, 2019	Loan granted convertible to 50 million shares of common stock of the Company.	$50,000	$50,000
July 1, 2019	Loan granted convertible to 20 million shares of common stock of the Company	$12,000	$20,000
December 1, 2019	Loan granted convertible to 20 million shares of common stock of the Company.	$20,000	$20,000
January 22, 2020	Loan granted convertible to 35 million shares of common stock of the Company.	$35,000	$35,000
June 1, 2020	Loan granted convertible to 12 million shares of common stock of the Company.	$12,000	$12,000
August 25, 2020	Loan granted convertible to 25 million shares of common stock of the Company.	$25,000	$25,000
December 28, 2020	Loan granted convertible to 25 million shares of common stock of the Company.	$25,000	$25,000
Total:		$279,000	$287,000
November 6, 2023.	Payments: On November 6, 2023, the creditor Shoou-Chyn Kan holder of convertible promissory note dated July 1, 2019 for $20,000 converted 8,000,000 shares of common stock at conversion price of $0.001.	-	$(8,000)
Balances.		$279,000	$279,000

The Company signed the following unsecured short term debt agreements with creditor, Shoou Chyn Kan with interest rate at 1% per annum for a total of $172,734 in the year 2020 to 2021. The short term debts total $114,355 and $97,900 as of December 31, 2025 and December 31, 2024 respectively. The company paid a total of $48,939 in the year 2024 and $48,045 in the year 2025. The Company plans to clear the balances of the Short Term Loans in year 2026, so it is classified as short-term liability. The composition of the outstanding balances is stated in the following table:

Date	December 31, 2025	December 31, 2024
Balance January 1, 2024:		$107,734
January 23, 2024		$2,104
February 14, 2024		$25,000
July 30, 2024		$12,000
Payments:		$(48,939
Balance, December 31, 2024	$97,900	$97,900
April 2, 2025	$30,000
August 2025	$10,500
September 23, 2025	$4,000
November 3, 2025	$10,000
December 9,2025	$10,000
Payments:	$(48,045)
Balance, December 31, 2025	$114,355

NOTE 5 – Transactions with Significant Creditors

Shoou -Chyn Kan is a significant creditor of the Company that could influence the decisions of the Company (please refer to Note 4 Convertible Promissory Note and Short Term Loans). And Shoou-Chyn Kan maintains business relationships with a number of Company’s shareholders.

As of December 31, 2025, the outstanding balance of the convertible promissory note (principal) from the creditor- Shoou -Chyn Kan is $279,000 with unpaid total balance of $122,834 in accrued interest. For the year ended December 31, 2025, the Company recognized interest expense related to those convertible promissory notes of $17,550.

As of December 31, 2024, the outstanding balance of the convertible promissory note (principal) from the creditor- Shoou -Chyn Kan is $279,000 with unpaid total balance of $105,284 in accrued interest. For the year ended December 31, 2024, the Company recognized interest expense related to those convertible promissory notes of $17,550.

As of December 31, 2025, the outstanding balance of the short-term loan (principal) from the creditor- Shoou -Chyn Kan is $114,355 with unpaid total balance of $5,591 in accrued interest.   For the year ended December 31, 2025, the Company recognized interest expense related to these short-term loans of $997.

As of December 31, 2024, the outstanding balance of the short-term loan (principal) from the creditor- Shoou -Chyn Kan is $97,900 with unpaid total balance of $4,594 in accrued interest.

The total of Loan Payable- Others was $259,445 and $254,445 as of December 31, 2025 and December 31, 2024 respectively. These loans were obtained through Shoou-Chyn Kan in business transactions with some of the Company’s shareholders.

NOTE 6 – Related Party Transactions and Balances

North American Chinese Financial Association, is a shareholder of the Company. The Company has an outstanding account payable to NACFA totaling $0 and $8,769 as of December 31, 2025 and December 31, 2024 respectively.

Unise Investment Corp., is a shareholder of the Company. The Company has an outstanding other payable to Unise Investment Corp totaling $76,000 and $96,000 as of December 31, 2025 and December 31, 2024 respectively.

The cost of revenues is paid out as a commission to I.Hart Co. Ltd., a related party, whose Chairman is a director of the Company, for I.Hart Co. Ltd.’s role in procuring the franchise business. Payments in the year ended December 31, 2025 totaled $7,100 and there was no remaining outstanding commissions payable.

The Company has an outstanding account payable of $0 and $8,769 as of December 31, 2025 and December 31, 2024 respectively.

NOTE 7 – Income Taxes

The unused net operating loss carryover was $(2,646,428) and $(2,526,784) as of December 31, 2025 and December 31, 2024 respectively. Due to the Company has experienced net loss for a long period, so it treats deferred tax asset generated by net operating loss in a conservative manner. The Company deem the chance of the deferred tax asset being fully realized less than 50%. Thus, the Company recognized a Valuation Allowance for the full value of deferred tax asset. The ending balance of Deferred Tax Asset and it’s a Valuation Allowance are stated as following

	December 31,	December 31,
	2025	2024
Deferred Tax Asset	$555,750	$530,625

Valuation Allowance	$(555,750)	(530,625)

Deferred Tax Asset (Net)	$—	—

A reconciliation of the provision for income taxes to the Company’s effective income tax rate for is as follows:

	For the year end December 31,
	2025	2024
Pre-tax income(loss)	$(119,644)	$(234,211)
U.S. federal corporate income tax rate	21%	21%
Expected U.S. income tax expense(benefit)	$(25,125)	$(49,184)
Change of valuation allowance	$25,125	$49,184
Effective tax expense	$—	$—

NOTE 8 – Subsequent Events

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, "Subsequent Events," from January 1, 2025 through the date of these financial statements were issued and noted no items requiring disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUIC Worldwide Holdings Ltd.

Date: March 30, 2026	By:	/s/ Han-Wei Wang
Han-Wei Wang Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Han-Wei Wang	Chief Executive Officer, Director	March 30, 2026
Han-Wei Wang	(Principal Executive Officer)

/s/ Yee-Wei Tan	Chief Financial Officer	March 30, 2026
Yee-Wei Tan	(Principal Financial Officer)

22