Form 10-Q
period 2026-03-31
SUIC Worldwide Holdings Ltd.
filed 2026-05-14
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period __________ to __________

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

As of May 14, 2026, 11,396,638 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

SUIC WORLDWIDE HOLDINGS LTD.

FORM 10-Q

March 31, 2026

INDEX

PART I -- FINANCIAL INFORMATION

PART II -- OTHER INFORMATION

2

SUIC WORLDWIDE HOLDINGS LTD.

3

SUIC Worldwide Holdings Ltd.

Balance Sheets

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash	$12,195	$8,560
Total Current Assets	12,195	8,560
NONCURRENT ASSETS:
Other interest receivables	—	—
Other loans receivables	1,231	1,231
Total Non-Current Assets	$1,231	$1,231
Total Assets	$13,426	$9,791

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Accounts payable	$1,190	—
Credit card payable	31,463	$30,531
Loans payables- others	259,445	259,445
Short term debts	125,259	114,355
Accrued salary payable	1,000	—
Accrued interest payable	133,068	128,424
Other payables - related party	76,000	76,000
Total Current Liabilities	$627,425	$608,755
NON-CURRENT LIABILITIES:
Convertible promissory notes- other	$279,000	$279,000
Total Non-Current Liabilities	$279,000	$279,000
Total Liabilities	$906,425	$887,755

Stockholders’ Deficiency
Common stock, $0.001 par value, 394,500,000 shares authorized; 11,396,638 shares and 11,396,638 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	11,397	41,544
Additional paid-in capital	1,757,068	1,726,921
Accumulated deficit	(2,661,464)	(2,646,429)
Total Stockholders' Deficiency	$(892,999)	$(877,964)
Total Liabilities and Stockholders' Deficiency	$13,426	$9,791

The accompanying notes are an integral part of these unaudited financial statements.

SUIC WORLDWIDE HOLDINGS LTD.

Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2026	2025
REVENUE
Consulting revenue	$20,000	$—
Cost of revenue	(10,000)	—
Gross Profit	10,000	—

OPERATING EXPENSES
General and administrative expenses	18,658	12,038
Total operating expenses	18,658	12,038

OPERATING INCOME (LOSS)	(8,658)	(12,038)

OTHER INCOME (EXPENSE):
Bank charges refund	—	3,008
Interest expense – other	(1,733)	(680)
Interest expense - related party	(4,644)	(4,569)
Bad debts expense	—	(15,702)
Total other income/(expense)	(6,377)	(17,943)

INCOME/(LOSS) BEFORE TAXES	(15,035)	(29,981)
Provision of federal income tax	—	—
NET INCOME/(LOSS)	$(15,035)	$(29,981)

Basic net income/(loss) per common share:	$0.00	$0.00
Diluted net income/(loss) per common share	$0.00	$0.00
Average common shares outstanding – Basic and Diluted	11,380,354	11,380,354

The accompanying notes are an integral part of these unaudited financial statements.

SUIC WORLDWIDE HOLDINGS LTD.

Statements of Stockholders' Deficiency

(Unaudited)

	Common Stock		Additional	Accumulated
	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Total
Balance, December 31, 2025	11,396,638	$11,397	$1,757,068	$(2,646,428)	$(877,964)

Net loss				(15,035)	(15,035)

Balance, March 31, 2026	11,396,638	$11,397	$1,757,068	$(2,661,464)	$(892,999)

Balance, December 31, 2024	11,396,638	$41,544	$1,711,691	$(2,526,784)	$(773,550)

Net loss				(29,981)	(29,981)

Balance, March 31, 2025	11,396,638	$41,544	$1,711,691	$(2,556,766)	$(803,531)

The accompanying notes are an integral part of these unaudited financial statements.

SUIC WORLDWIDE HOLDINGS LTD.

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(15,035)	$(29,981)

Adjustments to reconcile net income/(loss) to operating cash flows:
Changes in operating asset and liability account balances:
Other loan receivables	—	(1,231)
Other interest receivable	—	15,702
Credit card payable	931	681
Accounts payable	1,190	(8,769)
Accrued expenses and other current liabilities	5,644	4,569
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$(7,270)	$(19,030)

CASH FLOW FROM INVESTING ACTIVITIES	—	—
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$—	$—

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from loan payables- others	—	5,000
Repayment of other payables- related party	—	(10,000)
Proceeds from short term debts	10,905	—
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$10,905	$(5,000)

NET INCREASE (DECREASE) IN CASH	3,635	(24,030)
CASH – BEGINNING OF PERIOD	8,560	38,495
CASH – END OF PERIOD	$12,195	$14,466

Supplement disclosure information
Cash paid for interest	$1,733	$680
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

SUIC WORLDWIDE HOLDINGS LTD.

Notes to the Financial Statements

March 31, 2026

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

The Company operates in one operating segment, which is also its single reportable segment, as it has only one business activity that is reviewed by the Chief Operating Decision Maker (which is the CEO) for purposes of allocating resources and assessing performance. As such, all financial information constitutes the reportable segment. In accordance with ASC 280, as amended by ASU 2023-07, the Company provides all required disclosures within this segment note, including significant segment expenses.

NOTE 2 – Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of operations for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year, as reported in the Form 10-K for the fiscal year ended December 31, 2025.

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

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Bad debt expense is included in general and administrative expenses, if any. Pursuant to paragraph 310-10-50-2 of the FASB Accounting Standards Codification account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company has adopted paragraph 310-10-50-6 of the FASB Accounting Standards Codification and determine when receivables are past due or delinquent based on how recently payments have been received.There were no accounts receivable and allowance for doubtful accounts for the three months ended March 31, 2026 and for the year ended December 31, 2025.

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

Our quarterly results are impacted principally by the total value, scope, and terms of our client contracts. Our utilization rate can be affected by seasonal variations in the demand for our services from our clients. There are $20,000 revenues as of March 31, 2026 and $0 revenue as of March 31, 2025.

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

Upon retirement or disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in selling, general and administrative expenses for that period. Major additions and betterments are capitalized to the asset accounts while maintenance and repairs, which do not improve or extend the lives of assets, are expensed as incurred. There was no property and equipment for the three months ended March 31, 2026 and for the year ended December 31, 2025.

Fair value measurements

The Company applies the provisions of ASC Subtopic 820-10, “Fair Value Measurements and Disclosures”, for fair value measurements of financial assets and financial liabilities and for fair value measurements of non-financial items that are recognized or disclosed at fair value in the financial statements. ASC 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

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

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described as follows:

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

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investment, account receivables, as well as dividend receivable. The carrying values of the financial instruments approximate their fair values due to their short-term maturities. The Company places its cash and cash equivalents with financial institutions with high-credit ratings and quality. As of March 31, 2026, there were no amounts in excess of the FDIC guarantee.

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

Earnings per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion. For the three months ended March 31, 2026 and 2025, the difference between numbers of basic and diluted shares of common stock is due to effect of convertible promissory note.

The Company’s basic and diluted net loss per share are the same for the periods presented as the inclusion of potential common shares would be anti-dilutive due to the net loss incurred. The following potentially dilutive shares were excluded from the computation of diluted net loss per share because their effect was anti-dilutive:

Options to purchase common stock: 279,000,000 shares.

Total potentially dilutive shares excluded: 279,000,000 shares.

Accounting pronouncements issued but not yet adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). This update requires to disclose the composition of certain expense line items in the notes to financial statements, including inventory, employee compensation, and depreciation.   The Company is currently evaluating the provisions of this ASU and assessing the potential impact on its financial statements and related disclosures.

NOTE 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital deficit of $615,230 an accumulated deficit of $2,661,464 and stockholders’ deficiency was $892,999 as of March 31, 2026. The Company didn’t generate cash or income from its continuing operation. There is substantial doubt about the ability of the entity to continue as a going concern within one year after the date that the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is seeking for external resource of financing and develop new business in new fields to generate adequate cash flow for purpose of mitigating such unfavorable situation. As we have disclosed on the Company’s OTC profile, the Company plans to have joint ventures with other companies and cooperation with other companies in order to attract new investment and expand new business practice.

NOTE 4 – Loan Receivable

There is a loan receivable of $1,231 as of March 31, 2026.

NOTE 5 – Related Party Transactions

Shoou -Chyn Kan is a significant creditor of the Company that could influence the decisions of the Company. Shoou-Chyn Kan maintains business relationships with a number of Company’s shareholders.

As of March 31, 2026, the outstanding balance of the convertible promissory note (principal) from the creditor- Shoou -Chyn Kan is $279,000 with unpaid total balance of $127,161 in accrued interest. As of March 31, 2026, the Company recognized interest expense related to those convertible promissory notes of $4,327.

The Company has signed the following convertible promissory note agreements with creditor, Shoou Chyn Kan, with an outstanding total of $279,000 as of March 31, 2026. The notes have parity in conversion into common share for $0.001 per share with interest rate 5% per annum. The composition of the outstanding balances is stated in the following table:

Date	Description	March 31, 2026	December 31, 2025
October 1, 2017	Loan granted convertible to 65 million shares of common stock of the Company.	$65,000	$65,000
December 1, 2018	Loan granted convertible to 20 million shares of common stock of the Company.	$20,000	$20,000
January 29, 2019	Loan granted convertible to 15 million shares of common stock of the Company.	$15,000	$15,000
June 1, 2019	Loan granted convertible to 50 million shares of common stock of the Company.	$50,000	$50,000
July 1, 2019	Loan granted convertible to 20 million shares of common stock of the Company	$12,000	$12,000
December 1, 2019	Loan granted convertible to 20 million shares of common stock of the Company.	$20,000	$20,000
January 22, 2020	Loan granted convertible to 35 million shares of common stock of the Company.	$35,000	$35,000
June 1, 2020	Loan granted convertible to 12 million shares of common stock of the Company.	$12,000	$12,000
August 25, 2020	Loan granted convertible to 25 million shares of common stock of the Company.	$25,000	$25,000
December 28, 2020	Loan granted convertible to 25 million shares of common stock of the Company.	$25,000	$25,000
Total:		$279,000	$287,000

Balances.		$279,000	$279,000

As of March 31, 2026, the outstanding balance of the short-term loan (principal) from the creditor- Shoou -Chyn Kan is $125,259, with unpaid total balance of $5,907 in accrued interest. As of March 31, 2026, the Company recognized interest expense related to those short-term loans of $317.

The Company signed the following unsecured short term debt agreements with creditor, Shoou Chyn Kan with interest rate at 1% per annum for a total of $172,734 in the year 2020 to 2021. The composition of the outstanding balances is stated in the following table:

Date	March 31, 2026
Balance, December 31, 2025	$114,355
01/16/2026	$15,725
3/23/2026	$10,000
Payments:	$(14,820)
Balance, March 31, 2026	$125,259

As of March 31, 2026, the outstanding balance of the loan payables to Unise Investment Corp is $76,000 bearing no interest.

NOTE 6 – Shareholders’ Equity

As of March 31, 2026, there were 11,396,638 shares outstanding.

All SUIC shares of stocks issued are restricted not readily tradable without specific registration or exemptions.  These stocks are generally subject to US Securities and Exchange Commission (SEC) regulations governing unregistered securities, which typically prevent them from being sold in the public market immediately.

Based on SEC and general regulations for OTC-traded companies, here are the key restrictions for SUIC restricted shares:

•

Holding Period (Rule 144): Restricted securities acquired directly from the company or an affiliate in a private transaction cannot be sold immediately. The holder must generally hold the shares for at least six months to one year, depending on whether the company is current with its SEC filings.

•

Legend Removal: Restricted shares carry a restrictive legend on the certificate, which serves as a warning that they cannot be sold without registration or an exemption. To sell, the holder must work with the company's transfer agent to remove this legend.

•

Resale Requirements: Even after the holding period, sales must typically be made in compliance with SEC Rule 144, which may include volume limitations, manner of sale requirements, and filing notice with the SEC, especially if the holder is an affiliate.

•

Information Requirements: Because SUIC is traded on the OTC market, the ability to sell under Rule 144 depends heavily on the company satisfying "current public information" requirements, meaning it must have filed its reports with the SEC.

•

Vesting Requirements (if granted to employees): Restricted shares or RSUs (Restricted Stock Units) granted to employees or affiliates are usually subject to vesting conditions, such as continued employment or performance milestones, before they can be transferred or sold

NOTE 7 – Income Taxes

The following is the provision (benefit) for income taxes for the three months ended March 31, 2026, in accordance with ASU 2023-09:

March 31, 2026
Description	Amount ($)
Statutory Federal Tax	$0
State and local income tax	$0
Change in valuation	$0
Total provision (benefit)	$0

As of March 31, 2026, the unused net operating loss (NOL) carryover was $2,661,464. Under the 2017 Tax Cuts and Jobs Act (TCJA), net operating loss (NOL) carryforwards for tax years beginning after December 31, 2017, are generally limited to offsetting 80% of taxable income in any given future tax year. While the 80% limitation applies, the Act allows these losses to be carried forward indefinitely. The Company has a valuation allowance against the full amount of its net deferred tax assets due to the uncertainty of the realization of the deferred tax assets

The following table summarizes the reconciliation between the U.S. Federal statutory income tax rate and the Company’s effective tax rate for the three months ended March 31, 2026, in accordance with ASU 2023-09:

	Three Months Ended March 31,
	2026	2025
Pre-tax (loss)	$(15,035)	$(29,981)

U.S. federal corporate income tax rate	21%	21%

Expected U.S. income tax expense(credit)	$(3,157)	$(6,296)

Change of valuation allowance	3,157	6,296

Effective tax expense	$—	$—

NOTE 8 – Concentration of Risks

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, account receivables. The carrying values of the financial instruments approximate their fair values due to their short-term maturities. The Company places its cash and cash equivalents with financial institutions with high-credit ratings and quality. As of March 31, 2026, there were no amounts in excess of the FDIC guarantee.

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

Concentration of Customers

For the three months ended March 31, 2026 the Company had one customer, Mr. Lei Yu-Jen c/o Yu Xun Catering Co. Ltd. located in Taiwan, which makes up 100% of revenues.

For the three months ended March 31, 2025, the Company had no customers.

Concentration of Vendors

As of March 31, 2026, services were provided by a few vendors for the three months ended March 31, 2026.

NOTE 9 – Contingency and Commitment

There was no contingency and commitment for the three months ended March 31, 2026.

NOTE 10 – Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q with the SEC, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the financial statements.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Three Months ended March 31, 2026 and 2025.

Revenue

The Company recognized $20,000 and $0 of revenue during the three months ended March 31, 2026 and 2025 respectively.

Expenses

Operating expenses were $18,658 and $12,038 the three months ended March 31, 2026 and 2025 respectively. The increase was primarily due to the increase in audit fees.

Cost of revenue:

Cost of revenue were $10,000 and $0 for the three months ended March 31, 2026 and 2025 respectively. The cost of revenue comes from outsourcing of services.

Bad debts expense:

Bad debts expenses were $0 and $15,702 for the three months ended March 31, 2026 and 2025, respectively.

Interest expense:

During the three months ended March 31, 2026 and 2025, the Company had interest expense of $4,644 and $4,569 incurred on convertible promissory notes and short-term loans respectively.

Net income

As a result of the foregoing, the Company generated net (loss) of $(15,035) and $(29,981) for the three months ended March 31, 2026 and 2025, respectively.

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

As of March 31, 2026, we had a working capital deficit of $(615,230). Our current assets on March 31, 2026 were $12,195 primarily consisting of cash. Our current liabilities were $627,425 primarily composed of short term debt of $125,259, loan payables of $259,445, other payables of $76,000, accrued expenses of $134,068, credit card payable of $31,463, and accounts payable $1,190. Long term liability is composed of convertible promissory notes of $279,000.

As of March 31, 2025, we had a working capital deficit of $(555,762). Our current assets on March 31, 2025 were $14,466 primarily consisting of cash. Our current liabilities were $570,228 primarily composed of short term debt of $97,900, loan payables of $259,445, other payables of $86,000, accrued expenses of $114,446, and credit card payable of $12,437. Long term liability is composed of convertible promissory notes of $279,000.

Cash Flow from Operating Activities

Net cash (used in) operating activities was ($7,270) during the three months ended March 31, 2026 which consisted of our net loss of $(15,035), a change in accrued expenses of $5,644, a change in accounts payable $1,190, and a change in credit card payable of $931.

Net cash (used in) operating activities was ($19,030) during the three months ended March 31, 2025 which consisted of our net loss of $(29,981) with a change in accounts receivable of $(1,231), increase in interest receivables $15,702, a change in accrued expenses of $4,569, a change in accounts payables for a total of $(8,769), and a change in credit card payable of $681.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $0 for the three months ended March 31, 2026.

Net cash used in investing activities totaled $0 for the three months ended March 31, 2025.

Cash Flow from Financing Activities

Net cash from (used in) financing activities totaled $10,905 for the three months ended March 31, 2026, which consisted of a change in short-term debts payables- related party.

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

A summary of significant accounting policies is included in Note 2 to the condensed financial statements included in this Quarterly Report. Of these policies, we believe that the following items are the most critical in preparing our financial statements.

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

Our quarterly results are impacted principally by the total value, scope, and terms of our client contracts. Our utilization rate can be affected by seasonal variations in the demand for our services from our clients. As of March 31, 2026, we did not generate revenue from the US. Our operating expenses include professional fees, technology costs, software and data hosting expenses, and other office related expenses.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, which presently comprises of our Chief Executive Officer, Mr. Han-Wei Wang and our Chief Financial Officer, Mr. Yee-Wei Tan. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2026 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

7

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company was not a party to any legal proceeding or litigation as of March 31, 2026.

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
101

The following materials from SUIC Worldwide Holdings Ltds Quarterly Report on Form 10-Q for the period ended March 31, 2026 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Balance Sheet; (ii) the Statement of Comprehensive Income; (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements. This Exhibit 101 is deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

SUIC WORLDWIDE HOLDINGS LTD.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2026	By:	/s/ Han-Wei Wang
Han-Wei Wang Chief Executive Officer

Date: May 14, 2026	By:	/s/ Yee-Wei Tan
Yee-Wei Tan Chief Financial Officer

