Form 10-Q
period 2026-06-30
SUIC Worldwide Holdings Ltd.
filed 2026-08-06
CIK 1394108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 6, 2026, 80,646,938 shares of the Company’s common stock, $0.001 par value, were issued and outstanding.

SUIC WORLDWIDE HOLDINGS LTD.

FORM 10-Q

June 30, 2026

INDEX

PART I -- FINANCIAL INFORMATION

PART II -- OTHER INFORMATION

2

SUIC WORLDWIDE HOLDINGS LTD.

3

SUIC Worldwide Holdings Ltd.

Balance Sheets

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash	$2,987	$8,560
Total Current Assets	2,987	8,560

NONCURRENT ASSETS:
Other loans receivables	1,231	1,231
Total Non-Current Assets	$1,231	$1,231
Total Assets	$4,218	$9,791

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Accounts payable	$3,315	$—
Credit card payable	33,469	30,531
Loans payables- others	259,445	259,445
Short term debts	122,259	114,355
Accrued salary payable	1,250	—
Accrued interest payable	137,680	128,424
Other payables - related party	76,000	76,000
Total Current Liabilities	$633,418	$608,755
NON-CURRENT LIABILITIES:
Convertible promissory notes- other	$231,700	$279,000
Total Non-Current Liabilities	$231,700	$279,000
Total Liabilities	$865,118	$887,755

Stockholders’ Deficiency
Common stock, $0.001 par value, 394,500,000 shares authorized; 50,646,938 shares and 11,396,638 shares issued and outstanding on June 30, 2026 and December 31, 2025, respectively.	50,647	11,397
Additional paid-in capital	1,765,118	1,757,068
Accumulated deficit	(2,676,665)	(2,646,429)
Total Stockholders' Deficiency	$(860,900)	$(877,964)
Total Liabilities and Stockholders' Deficiency	$4,218	$9,791

The accompanying notes are an integral part of these unaudited financial statements.

SUIC WORLDWIDE HOLDINGS LTD.

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUE
Consulting revenue	$—	$—	$20,000	$—
Cost of revenue	—	—	(10,000)	—
Gross profit	—	—	10,000	—
OPERATING EXPENSES
General and administrative expenses	8,730	23,607	27,388	35,645
Total operating expenses	8,730	23,607	27,388	35,645

OPERATING INCOME (LOSS)	(8,730)	(23,607)	(17,388)	(35,645)

OTHER INCOME (EXPENSE):
Bank refund	—	—	—	3,008
Interest expense – other	(1,859)	(1,475)	(3,592)	(2,155)
Interest expense- convertible promissory notes	(4,056)	(4,376)	(8,383)	(8,703)
Interest expense- short term loan	(556)	(237)	(873)	(479)
Bad debt expenses	—	—	—	(15,702)
Total other income (expense):	(6,471)	(6,088)	(12,848)	(24,031)

LOSS BEFORE TAXES:	(15,201)	(29,695)	(30,236)	(59,676)
Provision of federal income tax	—	—	—	—
NET LOSS:	$(15,201)	$(29,695)	$(30,236)	$(59,676)

Earnings (loss) per share:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding
Basic	31,572,759	11,396,638	21,540,434	11,396,638
Diluted	31,572,759	290,396,638	21,540,434	290,396,638

The accompanying notes are an integral part of these unaudited financial statements.

SUIC WORLDWIDE HOLDINGS LTD.

Statements of Stockholders' Deficiency

(Unaudited)

	Common Stock		Additional	Accumulated
	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Total
Balance, December 31, 2025	11,396,638	$11,397	$1,757,068	$(2,646,428)	$(877,964)

Shares issued for debt reduction	47,300,000	47,300			47,300

Shares cancelled	(8,049,700)	(8,050)	8,050		—

Net loss				(30,236)	(30,236)

Balance, June 30, 2026	50,646,938	$50,647	$1,765,118	$(2,676,665)	$(860,900)

Balance, December 31, 2024	11,396,638	$41,544	$1,711,691	$(2,526,784)	$(773,550)

Capital contribution			15,230		15,230

Net loss				(59,676)	(59,676)

Balance, June 30, 2025	11,396,638	$41,544	$1,726,921	$(2,586,460)	$(817,996)

The accompanying notes are an integral part of these unaudited financial statements.

SUIC WORLDWIDE HOLDINGS LTD.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(30,236)	$(59,676)

Adjustments to reconcile net income/(loss) to operating cash flows:	—	—
Changes in operating asset and liability account balances:
Other loan receivables	—	28,769
Other interest receivable	—	15,702
Credit card payable	2,937	17,972
Accounts payable	3,314	(8,769)
Accrued expenses and other current liabilities	10,506	9,181
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$(13,479)	$3,179

CASH FLOW FROM INVESTING ACTIVITIES
Investment in Equities	—	$(30,000)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$—	$(30,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from loan payables- others	—	5,000
Proceeds from short term debts repayment	7,905	(2,625)
Proceeds from capital contribution	—	15,230
Proceed from repayments of related party loan	—	(20,000)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$7,905	$(2,395)

NET INCREASE (DECREASE) IN CASH	$(5,574)	$(29,216)
CASH – BEGINNING OF PERIOD	$8,560	$38,495
CASH – END OF PERIOD	$2,987	$9,279

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-Cash Financing Activities:
Common shares issued in exchange for debt	$47,300	$—
Cancellation and retirement of common shares	$8,050	$—

Supplement disclosure information:
Cash paid for interest	$3,592	$2,155
Cash paid for income taxes	—	—

The accompanying notes are an integral part of these unaudited financial statements.

SUIC WORLDWIDE HOLDINGS LTD.

Notes to the Financial Statements

June 30, 2026

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

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Bad debt expense is included in general and administrative expenses, if any. Pursuant to paragraph 310-10-50-2 of the FASB Accounting Standards Codification account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company has adopted paragraph 310-10-50-6 of the FASB Accounting Standards Codification and determine when receivables are past due or delinquent based on how recently payments have been received. There were no accounts receivable and allowance for doubtful accounts for the six months ended June 30, 2026 and for the year ended December 31, 2025.

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

Our quarterly results are impacted principally by the total value, scope, and terms of our client contracts. Our utilization rate can be affected by seasonal variations in the demand for our services from our clients. There are $20,000 revenue as of June 30, 2026 and $0 revenue as of June 30, 2025.

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

Upon retirement or disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in selling, general and administrative expenses for that period. Major additions and betterments are capitalized to the asset accounts while maintenance and repairs, which do not improve or extend the lives of assets, are expensed as incurred. There was no property and equipment for the six months ended June 30, 2026 and for the year ended December 31, 2025.

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

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investment, account receivables, as well as dividend receivable. The carrying values of the financial instruments approximate their fair values due to their short-term maturities. The Company places its cash and cash equivalents with financial institutions with high-credit ratings and quality. As of June 30, 2026, there were no amounts in excess of the FDIC guarantee.

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

Earnings per Share

The Company calculates its basic and diluted earnings per share in accordance with ASC 260. Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares to assume conversion. For the six months ended June 30, 2026 and 2025, potential ordinary shares arising from the conversion of the convertible promissory notes were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive. Accordingly, basic and diluted weighted-average ordinary shares outstanding were the same for the periods presented.

The following potentially dilutive shares were excluded from the computation of diluted net loss per share because their effect was anti-dilutive:

Convertible Promissory Notes to purchase common stock: 231,700,000 shares.

Total potentially dilutive shares excluded: 231,700,000 shares.

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

NOTE 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital deficit of $630,431 an accumulated deficit of $2,676,665 and stockholders’ deficiency was $860,900 as of June 30, 2026. The Company didn’t generate cash or income from its continuing operation. There is substantial doubt about the ability of the entity to continue as a going concern within one year after the date that the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 – Loan Receivable

There is a loan receivable from North America Chinese Financial Association of $1,231 as of June 30, 2026. This loan was made on January 3, 2025 and did not have interest.

NOTE 5 – Related Party Transactions

Shoou -Chyn Kan is a significant creditor of the Company that could influence the decisions of the Company. Shoou-Chyn Kan maintains business relationships with a number of Company’s shareholders.

As of June 30, 2026, the outstanding balance of the convertible promissory note (principal) from the creditor- Shoou -Chyn Kan is $231,700 with unpaid total balance of $131,217 in accrued interest. As of June 30, 2026, the Company recognized interest expense related to those convertible promissory notes of $8,383.

The Company has signed the following convertible promissory note agreements with creditor, Shoou Chyn Kan, with an outstanding total of $231,700 as of June 30, 2026. The notes have parity in conversion into common share for $0.001 per share with interest rate 5% per annum.

During the period ended June 30, 2026, Shoou Chyn Kan (holder) partially converted $47,300 into shares of the Company's common stock pursuant to the conversion terms set forth in the note agreement, which provides for conversion at a fixed price of $0.001 per share. Prior to conversion, Shoou Chyn Kan sold the underlying debt in the amount of $47,300 representing principal to multiple third-party assignees, rather than retaining the full conversion right itself. And shares were issued accordingly to these parties. These parties are shown in the table below:

Names of Third-party assignees	No. of shares of common stock
Faith & Glory Charity Foundation	40,000,000 shares
Yu-Chieh Kuo	30,000 shares
Liu Lin	1,000,000 shares
Chongyi Yang	2,000,000 shares
Shan Hua Peng	4,000,000 shares
Total shares issued:	47,300,000 shares

The composition of the outstanding balances is stated in the following table:

Date	Description	June 30, 2026	December 31, 2025
October 1, 2017	Loan granted convertible to 65 million shares of common stock of the Company.	$65,000	$65,000
December 1, 2018	Loan granted convertible to 20 million shares of common stock of the Company.	$20,000	$20,000
January 29, 2019	Loan granted convertible to 15 million shares of common stock of the Company.	$15,000	$15,000
June 1, 2019	Loan granted convertible to 50 million shares of common stock of the Company.	$2,700	$50,000

On May 14 and 21, 2026, Shoou Chyn Kan converted a total of 47,300,000 shares of common stock and the reduced this loan principal amount to USD$2,700 and a new Note was issued reduced by the principal amount so converted.

July 1, 2019	Loan granted convertible to 20 million shares of common stock of the Company	$12,000	$12,000
December 1, 2019	Loan granted convertible to 20 million shares of common stock of the Company.	$20,000	$20,000
January 22, 2020	Loan granted convertible to 35 million shares of common stock of the Company.	$35,000	$35,000
June 1, 2020	Loan granted convertible to 12 million shares of common stock of the Company.	$12,000	$12,000
August 25, 2020	Loan granted convertible to 25 million shares of common stock of the Company.	$25,000	$25,000
December 28, 2020	Loan granted convertible to 25 million shares of common stock of the Company.	$25,000	$25,000

Total:		$231,700	$279,000

Balances:		$231,700	$279,000

As of June 30, 2026, the outstanding balance of the short-term loan (principal) from the creditor- Shoou -Chyn Kan is $122,259 with unpaid total balance of $6,463 in accrued interest. As of June 30, 2026, the Company recognized interest expense related to those short-term loans of $873.

The Company signed the following unsecured short term debt agreements with creditor, Shoou Chyn Kan with interest rate at 1% per annum for a total of $122,259 in the year 2020 to 2026. The composition of the outstanding balances is stated in the following table:

Date	June 30, 2026
Balance, December 31, 2025	$114,355
01/16/2026	$15,725
3/23/2026	$10,000
5/11/2026	$7,000
Payments:	$(24,820)
Balance, June 30, 2026	$122,259

As of June 30, 2026, the outstanding balance of the loan payables to Unise Investment Corp is $76,000 bearing no interest.

NOTE 6 – Shareholders’ Equity

As of June 30, 2026, there were 50,646,938 shares issued and outstanding.

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

NOTE 7 – Income Taxes

The following is the provision (benefit) for income taxes for the six months ended June 30, 2026, in accordance with ASU 2023-09:

June 30, 2026
Description	Amount ($)
Statutory Federal Tax	$0
State and local income tax	$0
Change in valuation	$0
Total provision (benefit)	$0

As of June 30, 2026, the unused net operating loss (NOL) carryover was $2,676,665. Under the 2017 Tax Cuts and Jobs Act (TCJA), net operating loss (NOL) carryforwards for tax years beginning after December 31, 2017, are generally limited to offsetting 80% of taxable income in any given future tax year. While the 80% limitation applies, the Act allows these losses to be carried forward indefinitely. The Company has a valuation allowance against the full amount of its net deferred tax assets due to the uncertainty of the realization of the deferred tax assets

The following table summarizes the reconciliation between the U.S. Federal statutory income tax rate and the Company’s effective tax rate for the six months ended June 30, 2026, in accordance with ASU 2023-09:

	Six Months Ended June 30,
	2026	2025
Pre-tax (loss)	$(30,236)	$(59,676)

U.S. federal corporate income tax rate	21%	21%

Expected U.S. income tax expense(credit)	$(6,350)	$(12,532)

Change of valuation allowance	6,350	12,532

Effective tax expense	$—	$—

NOTE 8 – Concentration of Risks

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, account receivables. The carrying values of the financial instruments approximate their fair values due to their short-term maturities. The Company places its cash and cash equivalents with financial institutions with high-credit ratings and quality. As of June 30, 2026, there were no amounts in excess of the FDIC guarantee.

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

Concentration of Customers

For the six months ended June 30, 2026 the Company had one customer, Mr. Lei Yu-Jen c/o Yu Xun Catering Co. Ltd. located in Taiwan, which makes up 100% of revenues.

For the six months ended June 30, 2025 the Company had no customers.

Concentration of Vendors

As of June 30, 2026, no individual supplier or vendor accounted for a material portion of the Company’s total operating expenditures during the six months ended June 30, 2026.

NOTE 9 – Contingency and Commitment

There was no contingency and commitment for the six months ended June 30, 2026.

NOTE 10 – Subsequent Events

The Company evaluated subsequent events through August 15, 2026, the date these financial statements were issued.

Acquisition of Vision Renu Corporation

On July 10, 2026, SUIC Worldwide Holdings Ltd. (the “Company”) signed share exchange agreement, under the agreement, the Parties desire that SUIC acquire 51% of the issued and outstanding capitalization of Vision Renu Corporation from the Vision Renu Chairman Chen in exchange for an aggregate of 30,000,000(Thirty Million) shares of SUIC Common Stock (the “Exchange Shares”) pursuant to the terms and conditions set forth in the Share Exchange Agreement. WHEREAS, Vision Renu Corporation shall be a wholly-owned subsidiary of SUIC and the Exchange Shares will represent approximately Thirty Five percent (35%) of the total outstanding shares of SUIC on a fully-diluted basis. WHEREAS, the Parties intend that the transaction contemplated herein (the “Transaction”) qualify as a reorganization and tax-free exchange under Section 368(a) of the Internal Revenue Code of 1986, as amended.

The acquisition is expected to expand the Company's product portfolio, services and geographic reach.

DESCRIPTION OF BUSINESS

Vison Renu focuses on the R&D and manufacturing of innovative, high-tech medical devices. Supported by various government R&D programs and holding numerous patents, the company develops and manufactures innovative, globally competitive, and clinically relevant high-tech medical devices designed to address the needs associated with the aging population. The company secured multiple government grants and focuses its development efforts on products or therapies that address areas currently lacking effective medical solutions while offering high market growth potential such as optometry, healthcare, and brain health.

The transaction will be accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Due to the recent closing of the transaction, the initial accounting for the business combination is incomplete.

As a result, the Company cannot currently provide a reliable estimate of the fair value of the assets acquired and liabilities assumed, or the resulting goodwill and intangible assets. The Company will include the preliminary purchase price allocation and pro forma financial information in its subsequent quarterly report on Form 10-Q for the period ending September 30, 2026.

On July 21, 2026, the Company issued 30,000,000 new shares of common stock to Chen King Te. This transaction brings the total number of shares outstanding on the OTC Market to 80,646,938 shares.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Six Months ended June 30, 2026 and 2025.

Revenue

The Company recognized $20,000 and $0 of revenue during the six months ended June 30, 2026 and 2025 respectively.

Expenses

Operating expenses were $27,388 and $51,347 for the six months ended June 30, 2026 and 2025 respectively.

Cost of revenue:

Cost of revenue were $10,000 and $0 for the six months ended June 30, 2026 and 2025 respectively.

Bad debts expense:

Bad debts expenses were $0 and $15,702 for the six months ended June 30, 2026 and 2025, respectively.

Interest expense:

During the six months ended June 30, 2026 and 2025, the Company had interest expense of $8,383 and $8,703 incurred on convertible promissory notes and interest expense of $873 and $479 incurred on short-term loans respectively.

Net income

As a result of the foregoing, the Company generated net loss of $(30,236) and $(59,676) for the six months ended June 30, 2026 and 2025, respectively.

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

As of June 30, 2026, we had a working capital deficit of $(630,431). Our current assets on June 30, 2026 were $2,987 primarily consisting of cash. Our current liabilities were $633,418 primarily composed of short term debt of $122,259, loan payables of $259,445, other payables of $76,000, accrued expenses of $138,930, credit card payable of $33,469 and accounts payable $3,315. Long term liability is composed of convertible promissory notes of $231,700.

As of June 30, 2025, we had a working capital deficit of $(540,227). Our current assets on June 30, 2025 were $39,279 primarily consisting of cash and investment in equities of Beneway Holdings Group Ltd. $30,000 for 30 million shares of its common stock priced at $0.001 per share and cash $9,279. Our current liabilities were $579,506 primarily composed of short term debt of $95,274, loan payables of $259,445, other payables of $76,000, accrued expenses of $119,059, and credit card payable of $29,728. Long term liability is composed of convertible promissory notes of $279,000.

Cash Flow from Operating Activities

Net cash (used in) operating activities was $(13,479) during the six months ended June 30, 2026 which consisted of our net loss of $(30,236), a change in accrued expenses of $10,506, a change in accounts payable $3,314, and a change in credit card payable of $2,937.

Net cash provided by operating activities was $3,179 during the six months ended June 30, 2025 which consisted of our net loss of $(59,676) with a change in other loan receivables of $28,769, interest receivables $15,702, a change in accrued expenses of $9,182, a change in accounts payables for a total of $(8,769), and a change in credit card payable of $17,972.

Cash Flow from Investing Activities

Net cash used in investing activities totaled $0 for the six months ended June 30, 2026.

Net cash (used in) investing activities totaled $30,000 for the six months ended June 30, 2025.

Cash Flow from Financing Activities

Net cash from (used in) financing activities totaled $7,905 for the six months ended June 30, 2026, which consisted of a change in short-term debts payables- related party.

Net cash used in financing activities totaled $(2,396) for the six months ended June 30, 2025, which consisted of proceeds from loan payables – others $5,000, proceeds from short term debts of $(2,626), proceeds from capital contribution $15,230 and other payables- related party $(20,000).

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

Our quarterly results are impacted principally by the total value, scope, and terms of our client contracts. Our utilization rate can be affected by seasonal variations in the demand for our services from our clients. As of June 30, 2026, we did not generate revenue from the US. Our operating expenses include professional fees, technology costs, software and data hosting expenses, and other office related expenses.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, which presently comprises of our Chief Executive Officer, Mr. Chen King Te and our Chief Financial Officer, Jean Jean Kho. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2026 were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

7

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company was not a party to any legal proceeding or litigation as of June 30, 2026.

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
101

The following materials from SUIC Worldwide Holdings Ltd. Quarterly Report on Form 10-Q for the period ended June 30, 2026 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Balance Sheet; (ii) the Statement of Comprehensive Income; (iii) the Statement of Stockholder Deficiency; (iv) the Statements of Cash Flows, and (v) Notes to Financial Statements. This Exhibit 101 is deemed not filed for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUIC WORLDWIDE HOLDINGS LTD.

Date: August 6, 2026	By:	/s/ Chen King Te
Chen King Te Chief Executive Officer

Date: August 6, 2026	By:	/s/ Jean Jean Kho
Jean Jean Kho Chief Financial Officer

